Form 10-Q
period 2018-06-30
EXENT CORP.
filed 2018-07-25
CIK 1726744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2018

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-222829

EXENT CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

35-2611667 IRS Employer Identification Number	3444 Primary Standard Industrial Classification Code Number

Exent Corp.

Stroitelnaya str. 9-1, Ivanovka

Chui region, Kyrgyzstan 72000

Tel. +996555158151

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Emerging growth company X	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of July 24, 2018, there were 2,027,000 shares outstanding of the registrant’s common stock.

1 | Page

2 | Page

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The accompanying interim financial statements of EXENT CORP. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

EXENT CORP. BALANCE SHEETS
	June 30, 2018 (Unaudited)	December 31, 2017 (Audited)
ASSETS
Current Assets
Cash	$ 27,610	$ 1,500
Inventory	1,735
Total Current assets	29,345	1,500

Capital Assets
Equipment net of depreciation	22,557	-
Total Capital assets	22,557	-

Total Assets	$ 51,902	$ 1,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 23,863	$ 224
Accounts Payable	8,000	-
Total Liabilities	31,863	224

Commitments and Contingencies		-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,027,000 and 1,500,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017 respectively	2,027	1,500
Additional paid-in-capital	25,823	-
Deficit	(7,811)	(224)
Total Stockholders’ Equity	20,039	1,276

Total Liabilities and Stockholders’ Equity	$ 51,902	$ 1,500

The accompanying notes are an integral part of these financial statements.

3 | Page

EXENT CORP. STATEMENTS OF OPERATIONS (Unaudited)
	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the period from Inception (February 15, 2017) to June 30, 2017
Revenue	$ 5,016	$ 0	$ 5,016	$ 0
Cost of sales	2,365	0	2,365	0
Gross profit	2,651	0	2,651	0

Operating expenses
General and administrative expenses	$ 3,415	$ 0	$ 10,238	$ 224
Net loss from operations	(764)	0	(7,587)	(224)
Loss before taxes	(764)	0	(7,587)	(224)

Provision for taxes	-	-	-	-

Net loss	$ (764)	$ -	$ (7,587)	$ (224)

Loss per common share: Basic and Diluted	$ (0.00)	$ -	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,663,549	-	1,582,226	-

The accompanying notes are an integral part of these financial statements.

4 | Page

EXENT CORP. STATEMENTS OF CASH FLOWS (Unaudited)
	For the six months ended June 30, 2018	For the period from Inception (February 15, 2017) to June 30, 2017
Operating Activities
Net loss	$ (7,587)	$ (224)
Depreciation expense	593	-
Increase in inventory	(1,735)	-
Increase in accounts payable	8,000	-
Net cash used in operating activities	(729)	(224)

Investing Activities
Purchase of capital assets	(23,150)	-
Net cash provided by (used in) investing activities	(23,150)

Financing Activities
Proceeds from sale of common stock	26,350	-
Proceeds from loan from shareholder	23,639	224
Net cash provided by financing activities	49,989	224

Net increase in cash and equivalents	26,110	-
Cash and equivalents at beginning of the period	1,500	-
Cash and equivalents at end of the period	$ 27,610	$ -
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

EXENT CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

UNAUDITED

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Description of Business

EXENT CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on February 15, 2017. The Company purchased equipment to manufacture and sell drywall steel studs.

Since inception through June 30, 2018 the Company has generated $5,016 in revenue and has accumulated losses of $7,811.

The accompanying condensed financial statements have been prepared by the Company without audit. Management believes that estimates are proper, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2018 and for the related periods presented. Operating results for the six months ended June 30 30, 2018 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2018. These financial statements and footnotes should be read in conjunction with the audited financial statements for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (February 15, 2017) resulting in an accumulated deficit of $7,811 as of June 30, 2018 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted December 31 as its fiscal year end.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. At June 30, 2018, the Company did not have any dilutive securities and other contracts. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2018 the Company's bank deposits did not exceed the insured amounts.

6 | Page

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the six months ended June 30, 2018 and for the period from inception to June 30, 2017.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of June 30, 2018 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Concentrations

For the six months ended June 30, 2018, the Company has one customer.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company.

Property and Equipment Depreciation Policy

The Company purchased a  machine for drywall steel studs manufacturing  for $17,000. On May 14, 2018, the Company purchased office equipment for $4,900.  Equipment is stated at cost and depreciated on the straight line method over the estimated life of the assets, which is 10 years.

Company purchased a computer for $1,250.  It is stated at cost and depreciated on the straight line method over the estimated life of the assets, which is 3 years.

7 | Page

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On November 15, 2017 the Company issued 1,500,000 shares of its common stock at $0.001 per share for total proceeds of $1,500. In May and June 2018, the Company sold 527,000 shares of its common stock at $0.05 per share for total proceeds of $26,350.

As of June 30, 2018 the Company had 2,027,000 shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since February 15, 2017 (Inception) through June 30, 2018, the Company’s sole officer and director loaned the Company $23,863 to pay for incorporation costs and operating expenses.  As of June 30, 2018, the amount outstanding was $23,863. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer and director provided services and office space. The Company does not pay any rent to its sole officer and director and there is no agreement to pay any rent in the future.

NOTE 5- SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to June 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

8 | Page

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by EXENT CORP. (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

GENERAL DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on February 15, 2017.

We manufacture and sell drywall steel studs. Our product is used principally in new developments, commercial and residential construction and in home improvement, remodeling and repair work. A success of our business plan depends on the level of the new construction and the retail sales market. A downturn of commercial and residential new developments as well as a decrease in home improvement activity can adversely affect our intended business.

We distribute our drywall steel studs in the Kyrgyz market to wholesale customers. In the future, when/if we have available resources, operating history and experience, we plan to expand our market to China, Europe and Commonwealth of Independent States (CIS) countries. We believe that there is a demand for our product. However, there is no guarantee that we will be able to sell our drywall steel studs.

Our raw material is galvanized metal with a thickness of 0.5-0.7 millimeters. We buy reels of galvanized metal weighting 5-6 tons.

9 | Page

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and for the six months ended June 30, 2018 compared to the period from Inception (February 15, 2017) to June 30, 2017 :

Revenue and cost of goods sold

For the three month period ended June 30, 2018 the Company generated total revenue of $5,016 from selling drywall steel studs, compared to $0 in revenue for the three month period ended June 30, 2017. Cost of revenue for the three months ended June 30, 2018 was $2,365.

For the six month period ended June 30, 2018 the Company generated total revenue of $5,016 from selling  drywall steel studs, compared to $0 in revenue for the period from Inception (February 15, 2017) to June 30, 2017. Cost of revenue for the six months ended June 30, 2018 was $2,365.

Operating expenses

Total operating expenses for the three month period ended June 30, 2018 were $3,415 compared to $0 for the three month period ended June 30, 2017 due to increase in operations. The operating expenses included bank charges of $87; depreciation expense of $593; professional fees of $1,700; rent of $700 and miscellaneous expenses of $335.

Total operating expenses for the six month period ended June 30, 2018 were $10,238 compared to $224 for the period from Inception (February 15, 2017) to June 30, 2017 due to increase in operations. For the six month period ended June 30, 2018 the operating expenses included bank charges of $135; depreciation expense of $593; professional fees of $7,950; rent of $700 and miscellaneous expenses of $860.

Net Loss

The net loss for the three month period ended June 30, 2018 was $764 compared to $0 for the three month period ended June 30, 2017.

The net loss for the six month period ended June 30, 2018 was $7,587 compared to $224 for the period from Inception (February 15, 2017) to June 30, 2017.

Liquidity and Capital Resources and Cash Requirements

At June 30, 2018, the Company had total assets of $51,902 ($1,500 as of December 31, 2017). Total assets comprised of $27,610 in cash and $24,292 in inventory and equipment.

During the six month period ended June 30, 2018, the Company used $729 of cash in operating activities due to its net loss of $7,587; increase in inventory of $1,735; increase in accounts payable of $8,000 and depreciation of $593.

During the six month period ended June 30, 2018, the Company used $23,150 cash in investing activities. Cash was used to purchase equipment.

During the six month period ended June 30, 2018, the Company generated $49,989 cash in financing activities, consisted of proceeds from issuance of common stock of $26,350 and proceeds from loans of $23,639.

10 | Page

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures was not effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the past ten years, none of the following occurred with respect to the President of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

11 | Page

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the six months ended June 30, 2018.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the six months ended June 30, 2018.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Belgrad, Republic of Serbia, on July 24, 2018.

EXENT CORP.

By:	/s/	Marat Asylbekov
	Name:	Marat Asylbekov
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

12 | Page