Form 10-Q
period 2018-09-30
EXENT CORP.
filed 2018-10-24
CIK 1726744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES [X ] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of October 24, 2018, there were 2,027,000 shares outstanding of the registrant’s common stock.

1 | Page

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements	3

	Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	3

	Statements of Operations for the three month periods ended September 30, 2018 and 2017 ; and for the nine months ended September 30, 2018 and for the period from inception to September 30, 2017 (unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2018 and for the period from inception to September 30, 2017 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosure.	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

	Signatures	12

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

EXENT CORP. BALANCE SHEETS
	September 30, 2018 (Unaudited)	December 31, 2017 (Audited)
ASSETS
Current Assets
Cash	$ 10,613	$ 1,500
Total Current assets	10,613	1,500

Capital Assets
Equipment, net of depreciation	21,906	-
Total Capital assets	21,906	-

Total Assets	$ 32,519	$ 1,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 23,863	$ 224
Accounts Payable	6,000	-
Total Liabilities	29,863	224

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,027,000 and 1,500,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017 respectively	2,027	1,500
Additional paid-in-capital	25,823	-
Accumulated Deficit	(25,194)	(224)
Total Stockholders’ Equity	2,656	1,276

Total Liabilities and Stockholders’ Equity	$ 32,519	$ 1,500

The accompanying notes are an integral part of these financial statements.

3 | Page

EXENT CORP. STATEMENTS OF OPERATIONS (Unaudited)
	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the period from Inception (February 15, 2017) to September 30, 2017
Revenue	$ 3,678	$ 0	$ 8,694	$ 0
Cost of sales	1,735	0	4,100	0
Gross profit	1,943	0	4,594	0

Operating expenses
Professional fees	$ 7,400	$ 0	$ 15,350	$ 0
DTC eligibility	8,500	0	8,500	0
General and administrative expenses	3,426	0	5,714	224
Net loss from operations	(17,383)	0	(24,970)	(224)
Loss before taxes	(17,383)	0	(24,970)	(224)

Provision for taxes	-	-	-	-

Net loss	$ (17,383)	$ -	$ (24,970)	$ (224)

Loss per common share: Basic and Diluted	$ (0.01)	$ -	$ (0.01)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,027,000	-	1,732,113	-

The accompanying notes are an integral part of these financial statements.

4 | Page

EXENT CORP. STATEMENTS OF CASH FLOWS (Unaudited)
	For the nine months ended September 30, 2018	For the period from Inception (February 15, 2017) to September 30, 2017
Operating Activities
Net loss	$ (24,970)	$ (224)
Depreciation expense	1,244	-
Increase in accounts payable	6,000	-
Net cash used in operating activities	(17,726)	(224)

Investing Activities
Purchase of capital assets	(23,150)	-
Net cash provided by (used in) investing activities	(23,150)

Financing Activities
Proceeds from sale of common stock	26,350	-
Proceeds from loan from shareholder	23,639	224
Net cash provided by financing activities	49,989	224

Net increase in cash and equivalents	9,113	-
Cash and equivalents at beginning of the period	1,500	-
Cash and equivalents at end of the period	$ 10,613	$ -
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

EXENT CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

UNAUDITED

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Description of Business

EXENT CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on February 15, 2017. The Company purchased equipment to manufacture and sell drywall steel studs.

Since inception through September 30, 2018 the Company has generated $8,694 in revenue and has accumulated losses of $25,194.

The accompanying condensed financial statements have been prepared by the Company without audit. Management believes that estimates are proper, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2018 and for the related periods presented. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2018. These financial statements and footnotes should be read in conjunction with the audited financial statements for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (February 15, 2017) resulting in an accumulated deficit of $25,194 as of September 30, 2018 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. At September 30, 2018 and 2017, the Company did not have any dilutive securities and other contracts. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2018 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the nine months ended September 30, 2018 and for the period from inception to September 30, 2017.

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

Stock-Based Compensation

As of September 30, 2018 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, collectively referred to as ASC 606, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Previously we recorded revenue based on ASC Topic 605. Adoption of new accounting standard did not have any material impact on our reported revenue.

Concentrations

For the nine months ended September 30, 2018, the Company has one customer.

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

As of September 30, 2018 the Company had 2,027,000 shares issued and outstanding.

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

Since February 15, 2017 (Inception) through September 30, 2018, the Company’s sole officer and director loaned the Company $23,863 to pay for incorporation costs and operating expenses.  As of September 30, 2018, the amount outstanding was $23,863. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer and director provided services and office space. The Company does not pay any rent to its sole officer and director and there is no agreement to pay any rent in the future.

NOTE 5- SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to September 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

9 | Page

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and for the nine months ended September 30, 2018 compared to the period from Inception (February 15, 2017) to September 30, 2017 :

Revenue and cost of goods sold

For the three month period ended September 30, 2018 the Company generated total revenue of $3,678 from selling drywall steel studs, compared to $0 in revenue for the three month period ended September 30, 2017. Cost of revenue for the three months ended September 30, 2018 was $1,735.

For the nine month period ended September 30, 2018 the Company generated total revenue of $8,694 from selling  drywall steel studs, compared to $0 in revenue for the period from Inception (February 15, 2017) to September 30, 2017. Cost of revenue for the nine months ended September 30, 2018 was $4,100.

Operating expenses

Total operating expenses for the three month period ended September 30, 2018 were $19,326 compared to $0 for the three month period ended September 30, 2017 due to increase in operations. The operating expenses included bank charges of $319; depreciation expense of $652; professional fees of $7,400; rent of $1,050; DTC of $8,500  and Transfer Agent fees of $1,405.

Total operating expenses for the nine month period ended September 30, 2018 were $29,564 compared to $224 for the period from Inception (February 15, 2017) to September 30, 2017 due to increase in operations. For the nine month period ended September 30, 2018 the operating expenses included bank charges of $455; depreciation expense of $1,244; professional fees of $15,350; rent of $1,750; DTC of $8,500; Transfer Agent fees of $1,405 and miscellaneous expenses of $860.

Net Loss

The net loss for the three month period ended September 30, 2018 was $17,383 compared to $0 for the three month period ended September 30, 2017.

The net loss for the nine month period ended September 30, 2018 was $24,970 compared to $224 for the period from Inception (February 15, 2017) to September 30, 2017.

Liquidity and Capital Resources and Cash Requirements

At September 30, 2018, the Company had total assets of $32,519 ($1,500 as of December 31, 2017). Total assets comprised of $10,613 in cash and $21,906 in equipment.

During the nine month period ended September 30, 2018, the Company used $17,726 of cash in operating activities due to its net loss of $24,970; increase in accounts payable of $6,000 and depreciation of $1,244.

During the nine month period ended September 30, 2018, the Company used $23,150 cash in investing activities. Cash was used to purchase equipment.

During the nine month period ended September 30, 2018, the Company generated $49,989 cash in financing activities, consisted of proceeds from issuance of common stock of $26,350 and proceeds from loans of $23,639.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures was not effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

11 | Page

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the nine months ended September 30, 2018.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the nine months ended September 30, 2018.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Belgrad, Republic of Serbia, on October 24, 2018.

EXENT CORP.

By:	/s/	Marat Asylbekov
	Name:	Marat Asylbekov
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

12 | Page