Form 10-K
period 2018-12-31
EXENT CORP.
filed 2019-02-28
CIK 1726744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-222829

EXENT CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

35-2611667 IRS Employer Identification Number	3444 Primary Standard Industrial Classification Code Number

________________________

Exent Corp.

Stroitelnaya str. 9-1, Ivanovka

Chui region, Kyrgyzstan 72000

Tel. +996555158151

 (Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                     Accelerated filer [ ]

Non-accelerated filer [X ]                       Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of February 27, 2019, the registrant had 2,027,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of February 27, 2019.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean EXENT CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURE

No report required.

4 | Page

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of February 27, 2019, the 2,027,000 issued and outstanding shares of common stock were held by a total of 28 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward- looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

Our net loss for the fiscal year ended December 31, 2018 was $29,403 compared to a net loss of $224 during the period from Inception (February 15, 2017) to December 31, 2017. During the period from Inception (February 15, 2017) to December 31, 2017 we have not generated any revenue. During the year December 31, 2018 we have generated $8,694 in revenue from the sale of steel studs.

During the fiscal year ended December 31, 2018, we incurred expenses of $33,997 compared to $224 incurred during the period from Inception (February 15, 2017) to December 31, 2017. The expenses increased due to changes in Company’s operations.

 LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018 our total assets were $24,284 compared to $1,500 in total assets at December 31, 2017. As of December 31, 2018, our total liabilities were $26,061 compared to $224 at December 31, 2017. Stockholders’ deficit was $1,777 as of December 31, 2018 compared to stockholders ‘equity of $1,276 as of December 31, 2017.

The weighted average number of shares outstanding was 1,806,441 for the year ended December 31, 2018 compared to 220,312 for the period from Inception (February 15, 2017) to December 31, 2017.

5 | Page

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2018, net cash flows used in operating activities was $25,309. Net cash flows used in operating activities was $224 For the period from Inception (February 15, 2017) to December 31, 2017.

Cash Flows from Investing Activities

We used $23,150 in investing activities for the year ended December 31, 2018 to purchase computer and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended December 31, 2018, net cash flows from financing activities was $49,989 received from proceeds from issuance of common stock and loan from shareholder. For the period from Inception (February 15, 2017) to December 31, 2017, net cash flows from financing activities was $1,724 received from proceeds from issuance of common stock and loan from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next 12 months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

6 | Page

MATERIAL COMMITMENTS

Since February 15, 2017 (Inception) through December 31, 2018, the Company’s sole officer and director loaned the Company $23,863 to pay for incorporation costs and operating expenses.  As of December 31, 2018, the amount outstanding was $23,863. The loan is non-interest bearing, due upon demand and unsecured.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditor's report accompanying our December 31, 2018 and December 31, 2017 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

7 | Page

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BALANCE SHEETS AS OF DECEMBER 31, 2018 AND DECEMBER 31, 2017
STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2018; AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 15, 2017) TO DECEMBER 31, 2017
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM INCEPTION (FEBRUARY 15, 2017) TO DECEMBER 31, 2018
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2018; AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 15, 2017) TO DECEMBER 31, 2017
NOTES TO THE FINANCIAL STATEMENTS

8 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Exent Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Exent Corp. (“the Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2018 and for the period from inception (February 15, 2017) to December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and the period from inception (February 15, 2017) to December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss since inception, an accumulated deficit, and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018. Spokane, Washington
February 28, 2019

9 | Page

EXENT CORP. BALANCE SHEETS (Audited)
	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$ 3,030	$ 1,500
Total Current assets	3,030	1,500

Capital Assets
Equipment, net of accumulated depreciation of $1,896 and $0	21,254	-
Total Capital assets	21,254	-

Total Assets	$ 24,284	$ 1,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 23,863	$ 224
Accounts Payable	2,198	-
Total Liabilities	26,061	224

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,027,000 and 1,500,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017 respectively	2,027	1,500
Additional paid-in-capital	25,823	-
Accumulated Deficit	(29,627)	(224)
Total Stockholders’ Equity (Deficit)	(1,777)	1,276

Total Liabilities and Stockholders’ Equity (Deficit)	$ 24,284	$ 1,500

The accompanying notes are an integral part of these financial statements.

10 | Page

EXENT CORP. STATEMENTS OF OPERATIONS (Audited)
	For the year ended December 31, 2018	For the period from Inception (February 15, 2017) to December 31, 2017
Revenue	$ 8,694	$ -
Cost of sales	4,100	-
Gross profit	4,594	-

Operating expenses:
Professional fees	$ 17,250	$ -
DTC eligibility	8,500	-
Rent	2,800	-
General and administrative expenses	5,447	224
Total Operation Expenses	33,997	224
Net loss from operations	(29,403)	(224)
Loss before taxes	(29,403)	(224)

Provision for taxes	-	-

Net loss	$ (29,403)	$ (224)

Loss per common share: Basic and Diluted	$ (0.02)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,806,441	220,312

The accompanying notes are an integral part of these financial statements.

11 | Page

EXENT CORP. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM INCEPTION (FEBRUARY 15, 2017) to DECEMBER 31, 2018
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated	Total
Balances at February 15, 2017, Inception	-	$ -	$ -	$ -	$ -
Common Shares issued for cash at $0.001 per share on November 15, 2017	1,500,000	1,500	-	-	1,500
Net loss for the year	-	-	-	(224)	(224)
Balances as of December 31, 2017	1,500,000	1,500	-	(224)	1,276
Common Shares issued for cash at $0.05 per share	527,000	527	25,823	-	26,350
Net loss for the year	-	-		(29,403)	(29,403)
Balances as of December 31, 2018	2,027,000	$ 2,027	$ 25,823	$ (29,627)	$ (1,777)

The accompanying notes are an integral part of these financial statements.

12 | Page

EXENT CORP. STATEMENTS OF CASH FLOWS (Audited)
	For the year ended December 31, 2018	For the period from Inception (February 15, 2017) to December 31, 2017
Operating Activities
Net loss	$ (29,403)	$ (224)
Depreciation expense	1,896	-
Increase in accounts payable	2,198	-
Net cash used in operating activities	(25,309)	(224)

Investing Activities
Purchase of capital assets	(23,150)	-
Net cash provided by (used in) investing activities	(23,150)

Financing Activities
Proceeds from sale of common stock	26,350	1,500
Proceeds from loan from shareholder	23,639	224
Net cash provided by financing activities	49,989	1,724

Net increase in cash and equivalents	1,530	1,500
Cash and equivalents at beginning of the period	1,500	-
Cash and equivalents at end of the period	$ 3,030	$ 1,500
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

13 | Page

EXENT CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2018

AUDITED

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Description of Business

EXENT CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on February 15, 2017. The Company purchased equipment to manufacture and sell drywall steel studs.

Since inception through December 31, 2018 the Company has generated $8,694 in revenue and has accumulated losses of $29,627.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (February 15, 2017) resulting in an accumulated deficit of $29,627 as of December 31, 2018 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. At December 31, 2018 and 2017, the Company did not have any dilutive securities and other contracts. As a result, diluted loss per share is the same as basic loss per share for the period presented.

14 | Page

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2018 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the year ended December 31, 2018 and for the period from inception to December 31, 2017.

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

Stock-Based Compensation

As of December 31, 2018 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Revenue is recognized when the following criteria are met:

•

Identification of the contract, or contracts, with customer;

•

Identification of the performance obligations in the contract;

•

Determination of the transaction price;

•

Allocation of the transaction price to the performance obligations in the contract; and

•

Recognition of revenue when, or as, we satisfy performance obligation.

Concentrations

For the year ended December 31, 2018, the Company had two customers.

15 | Page

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company.

Property and Equipment Depreciation Policy

The Company purchased a  machine for drywall steel studs manufacturing  for $17,000. On May 14, 2018, the Company purchased office equipment for $4,900.  Equipment is stated at cost and depreciated on the straight line method over the estimated life of the assets, which is 10 years. For the year ended December 31, 2018, accumulated depreciation was $1,584 compared to $0 for the year ended December 31, 2017.

Company purchased a computer for $1,250.  It is stated at cost and depreciated on the straight line method over the estimated life of the assets, which is 3 years. For the year ended December 31, 2018, depreciation expense was $312 compared to $0 for the year ended December 31, 2017.

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On November 15, 2017 the Company issued 1,500,000 shares of its common stock at $0.001 per share for total proceeds of $1,500. In May and June 2018, the Company sold 527,000 shares of its common stock at $0.05 per share for total proceeds of $26,350.

As of December 31, 2018 the Company had 2,027,000 shares issued and outstanding.

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

Since February 15, 2017 (Inception) through December 31, 2018, the Company’s sole officer and director loaned the Company $23,863 to pay for incorporation costs and operating expenses.  As of December 31, 2018, the amount outstanding was $23,863. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer and director provided services and office space. The Company does not pay any rent to its sole officer and director and there is no agreement to pay any rent in the future.

NOTE 5- SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to December 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 6 – INCOME TAX

The Company is subject to income tax in the U.S., as well as state of Nevada jurisdictions. As of December 31, 2018 the Company had net operating loss carry forwards of $29,627 that may be available to reduce future years’ taxable income through 2038. As of December 31, 2017 the Company had net operating loss carry forwards of $224.

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. No tax returns for years ended December 31, 2017 and December 31, 2018 are due as of the filing.

16 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures ware not effective as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.  We had the following material weakness at December 31, 2018:

-  We have a lack of proper segregation of duties.

- Lack of audit committee or independent board of directors

- Lack of in-house accounting knowledge

- Our internal control structure lacks multiple levels of review and oversight.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

17 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name and Address of Executive Officer and/or Director	Age	Position

Marat Asylbekov Stroitelnaya str. 9-1, Ivanovka, Chui region, Kyrgyzstan 72000	27	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Marat Asylbekov has acted as our President, Treasurer, Secretary and sole Director since our incorporation on February 15, 2017. Mr. Asylbekov owns 74% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Asylbekov was going to be our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. In June 2013, Mr. Asylbekov graduated from Power Engineering facility of the Kyrgyz State Technical University, Bishkek, Kyrgyzstan. His speciality is electric stations. From June 2010 to September 2014 he worked at ZAO Alfa-telekom, Bishkek, Kyrgyzstan. Since September 2014, Mr. Asylbekov has been self-employed and operates business of construction and finishing materials distribution.

During the past ten years, Mr. Asylbekov has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Mr. Asylbekov was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Asylbekov’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

18 | Page

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director and secretary, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on February 15, 2017 until December 31, 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Marat Asylbekov, President, Secretary and Treasurer	February 15, 2017 to December 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	January 1, 2018 to December 31, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of December 31, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

19 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (1) as of December 31, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Marat Asylbekov Stroitelnaya str. 9-1, Ivanovka Chui region, Kyrgyzstan 72000	1,500,000 shares of common stock (direct)	74%

The percent of class is based on 2,027,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On November 15, 2017, we issued a total of 1,500,000 shares of restricted common stock to Marat Asylbekov, our sole officer and director in consideration of $1,500. Further, Mr. Asylbekov has advanced funds to us. As of December 31, 2018, Mr. Asylbekov has advanced to us $23,863. There is no due date for the repayment of the funds advanced by Mr. Asylbekov. Mr. Asylbekov will be repaid from revenues of operations if and when we generate sufficient revenues to pay the obligation. There is no assurance that we will ever generate substantial  revenues from our operations. The obligation to Mr. Asylbekov does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Asylbekov or the repayment of the funds to Mr. Asylbekov.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2018 and 2017 and fees billed for other services during those periods.

	December 31, 2018	December 31, 2017
Audit fees	$9,000	$0
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total Fees	$9,000	$0

20 | Page

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXENT CORP.

By:	/s/	Marat Asylbekov
	Name:	Marat Asylbekov
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

21 | Page