Form 10-Q
period 2019-03-31
EXENT CORP.
filed 2019-04-30
CIK 1726744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2019

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

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Emerging growth company X	Smaller reporting company X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES [ ] NO [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of April 30, 2019, there were 2,027,000 shares outstanding of the registrant’s common stock.

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

EXENT CORP. BALANCE SHEETS
	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)
ASSETS
Current Assets
Cash	$ 229	$ 3,030
Total Current assets	229	3,030

Capital Assets
Equipment, net of depreciation	20,602	21,254
Total Capital assets	20,602	21,254

Total Assets	$ 20,831	$ 24,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 29,257	$ 23,863
Accounts Payable	-	2,198
Total Liabilities	29,257	26,061

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,027,000 and 2,027,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018 respectively	2,027	2,027
Additional paid-in-capital	25,823	25,823
Accumulated Deficit	(36,276)	(29,627)
Total Stockholders’ Equity	(8,426)	(1,777)

Total Liabilities and Stockholders’ Equity	$ 20,831	$ 24,284

The accompanying notes are an integral part of these financial statements.

3 | Page

EXENT CORP. STATEMENTS OF OPERATIONS (Unaudited)
	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Revenue	$ -	$ -
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Professional fees	$ 4,450	$ 6,250
Rent	1,050	-
General and administrative expenses	1,149	573
Net loss from operations	(6,649)	(6,823)
Loss before taxes	(6,649)	(6,823)

Provision for taxes	-	-

Net loss	$ (6,649)	$ (6,823)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,027,000	1,500,000

The accompanying notes are an integral part of these financial statements.

4 | Page

EXENT CORP. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated	Total
Balances as of December 31, 2017	1,500,000	1,500	$ -	$ (224)	$ 1,276
Net loss for three months ended March 31, 2018	-	-	-	(6,823)	(6,823)
Balances as of March 31, 2018	1,500,000	1,500	-	$ (7,047)	(5,547)
Common Shares issued for cash at $0.05 per share	527,000	527	25,823	-	26,350
Net loss for the year	-	-		(22,580)	(22,580)
Balances as of December 31, 2018	2,027,000	$ 2,027	$ 25,823	$ (29,627)	$ (1,777)
Net loss for three months ended March 31, 2019	-	-	-	(6,649)	(6,649)
Balances as of March 31, 2019	2,027,000	$ 2,027	$ 25,823	$ (36,276)	$ (8,426)

The accompanying notes are an integral part of these financial statements.

5 | Page

EXENT CORP. STATEMENTS OF CASH FLOWS (Unaudited)
	For the three months ended March 31, 2019	For the Three months ended March 31, 2018
Operating Activities
Net loss	$ (6,649)	$ (6,823)
Depreciation expense	652	-
Increase (Decrease) in accounts payable	(2,198)	12,000
Net cash (used in) provided by operating activities	(8,195)	5,177

Investing Activities
Purchase of capital assets	-	(17,000)
Increase in other non-current assets		(1,250)
Net cash used in investing activities	-	(18,250)

Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from loan from shareholder	5,394	13,004
Net cash provided by financing activities	5,394	13,004

Net decrease in cash and equivalents	(2,801)	(69)
Cash and equivalents at beginning of the period	3,030	1,500
Cash and equivalents at end of the period	$ 229	$ 1,431
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

EXENT CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

UNAUDITED

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Description of Business

EXENT CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on February 15, 2017. The Company purchased equipment to manufacture and sell drywall steel studs.

Since inception through March 31, 2019 the Company has generated $8,694 in revenue and has accumulated losses of $36,276.

The accompanying condensed financial statements have been prepared by the Company without audit. Management believes that estimates are proper, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2019 and for the related periods presented. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2019. These financial statements and footnotes should be read in conjunction with the audited financial statements for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (February 15, 2017) resulting in an accumulated deficit of $36,276 as of March 31, 2019 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. At March 31, 2019 and 2018, the Company did not have any dilutive securities and other contracts. As a result, diluted loss per share is the same as basic loss per share for the period presented.

7 | Page

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2019 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three months ended March 31, 2019 and for the three months ended March 31, 2018.

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

Stock-Based Compensation

As of March 31, 2019 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

8 | Page

We adopted Topic 606 since inception on February 15, 2017. Revenues for reporting periods beginning after February 15, 2017 are presented under Topic 606. While Topic 606 requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, its adoption has not had a material impact on the measurement or recognition of our revenues.

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

Capitalization Policy

A “Capital Asset” is a unit of property with a useful life exceeding one year and a per unit acquisition cost exceeding $1,000. Capital assets will be capitalized and depreciated over their useful lives. All Capital Assets are recorded at historical cost as of the date acquired. Tangible assets costing below the aforementioned threshold amount are recorded as an expense in the accounting records and financial statements of the business. In addition, assets with an economic useful life of 12 months or less must be expensed for both book and financial reporting purposes.

NOTE 3 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On November 15, 2017 the Company issued 1,500,000 shares of its common stock at $0.001 per share for total proceeds of $1,500. In May and June 2018, the Company sold 527,000 shares of its common stock at $0.05 per share for total proceeds of $26,350.

As of March 31, 2019 the Company had 2,027,000 shares issued and outstanding.

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

Since February 15, 2017 (Inception) through March 31, 2019, the Company’s sole officer and director loaned the Company $29,257 to pay for incorporation costs and operating expenses.  As of March 31, 2019, the amount outstanding was $29,257. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer and director provided services and office space. The Company does not pay any rent to its sole officer and director and there is no agreement to pay any rent in the future.

NOTE 5- SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to March 31, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

9 | Page

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

Our raw material is galvanized metal with a thickness of 0.5-0.7 millimeters. We buy reels of galvanized metal weighing 5-6 tons.

10 | Page

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018:

Operating expenses

Total operating expenses for the three month period ended March 31, 2019 were $6,649 compared to $6,823 for the three month period ended March 31, 2018. The operating expenses for the three month period ended March 31, 2019 included depreciation expense of $652; professional fees of $4,450; rent of $1,050; and general and administrative expenses of $497.

The operating expenses for the three month period ended March 31, 2018 included professional fees $6,250; and general and administrative expenses of $573.

Net Loss

The net loss for the three month period ended March 31, 2019 was $6,649 compared to $6,823 for the three month period ended March 31, 2018.

Liquidity and Capital Resources and Cash Requirements

At March 31, 2019, the Company had total assets of $20,831 ($24,284 as of December 31, 2018). Total assets at March 31, 2019 comprised of $229 in cash and $20,602 in equipment.

During the three month period ended March 31, 2019, the Company used $8,195 of cash in operating activities due to its net loss of $6,649; decrease in accounts payable of $2,198 and depreciation of $652.

During the three month period ended March 31, 2018, net cash provided by operating activities was $5,177 due to its net loss of $6,823 and increase in accounts payable of $12,000.

During the three month period ended March 31, 2018, the Company used $18,250 cash in investing activities. Cash was used to purchase equipment compared to $-0- during the three month period ended March 31, 2019.

During the three month period ended March 31, 2019, the Company generated $5,394 cash in financing activities, consisted of loans of $5,394 compared to $13,004 during the three month period ended March 31, 2018.

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

11 | Page

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures was not effective.

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

12 | Page

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the three months ended March 31, 2019.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three months ended March 31, 2019.

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

EXENT CORP.

Dated: April 30, 2019	By:	/s/	Marat Asylbekov
		Name:	Marat Asylbekov
		Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

13 | Page