Form 10-Q
period 2019-09-30
EXENT CORP.
filed 2019-11-06
CIK 1726744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2019

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

Yes [  ] No [X] .

As of November 5, 2019, there were 2,027,000 shares outstanding of the registrant’s common stock.

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

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, statements of changes in stockholders’ equity and cash flows of the Company for the interim periods presented.

3 | Page

EXENT CORP. BALANCE SHEETS
	September 30, 2019 (Unaudited)	December 31, 2018 (Audited)
ASSETS
Current Assets
Cash	$ 2,506	$ 3,030
Prepaid expenses	747	-
Total Current assets	3,253	3,030

Capital Assets
Equipment, net of depreciation	4,850	21,254
Total Capital assets	4,850	21,254

Total Assets	$ 8,103	$ 24,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 24,207	$ 23,863
Accounts Payable	-	2,198
Total Liabilities	24,207	26,061

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,027,000 and 2,027,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively	2,027	2,027
Additional paid-in-capital	25,823	25,823
Accumulated Deficit	(43,954)	(29,627)
Total Stockholders’ Equity	(16,104)	(1,777)

Total Liabilities and Stockholders’ Equity	$ 8,103	$ 24,284

The accompanying notes are an integral part of these financial statements.

4 | Page

EXENT CORP. STATEMENTS OF OPERATIONS (Unaudited)
	For the three months ended September 30, 2019	For the three months ended September 30, 2018	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Revenue	$ -	$ 3,678	$ -	$ 8,694
Cost of sales	-	1,735	-	4,100
Gross profit	-	1,943	-	4,594

Operating expenses
Professional fees	$ 2,000	$ 7,400	$ 8,450	15,350
Rent	-	1,050	1,750	1,750
DTC eligibility	-	8,500	-	8,500
General and administrative expenses	1,101	2,376	4,127	3,964
Net loss from operations	(3,101)	(17,383)	(14,327)	(24,970)
Loss before taxes	(3,101)	(17,383)	(14,327)	(24,970)

Provision for taxes	-	-	-	-

Net loss	$ (3,101)	$ (17,383)	$ (14,327)	$ (24,970)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,027,000	2,027,000	2,027,000	1,732,113

The accompanying notes are an integral part of these financial statements.

5 | Page

EXENT CORP. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated	Total
Balances as of December 31, 2017	1,500,000	$ 1,500	$ -	$ (224)	$ 1,276
Net loss for three months ended March 31, 2018	-			(6,823)	(6,823)
Balances as of March 31, 2018	1,500,000	$1,500	$ -	$ (7,047)	$ (5,547)
Common Shares issued for cash at $0.05 per share	527,000	527	25,823	-	26,350
Net loss for three months ended June 30, 2018	-	-	-	(764)	(764)
Balances as of June 30, 2018	2,027,000	2,027	$ 25,823	$ (7,811)	$ 20,039
Net loss for three months ended September 30, 2018	-	-	-	(17,383)	(17,383)
Balances as of September 30, 2018	2,027,000	2,027	$ 25,823	$ (25,194)	$ 2,656
Net loss for three months ended December 31, 2018	-	-	-	(4,433)	(4,433)
Balances as of December 31, 2018	2,027,000	$ 2,027	$ 25,823	$ (29,627)	$ (1,777)
Net loss for three months ended March 31, 2019	-	-	-	(6,649)	(6,649)
Balances as of March 31, 2019	2,027,000	$ 2,027	$ 25,823	$ (36,276)	$ (8,426)
Net loss for three months ended June 30, 2019	-	-	-	(4,577)	(4,577)
Balances as of June 30, 2019	2,027,000	$ 2,027	$ 25,823	$ (40,853)	$ (13,003)
Net loss for three months ended September 30, 2019	-	-	-	(3,101)	(3,101)
Balances as of September 30, 2019	2,027,000	$ 2,027	$ 25,823	$ (43,954)	$ (16,104)

The accompanying notes are an integral part of these financial statements.

6 | Page

EXENT CORP. STATEMENTS OF CASH FLOWS (Unaudited)
	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Operating Activities
Net loss	$ (14,327)	$ (24,970)
Depreciation expense	1,404	1,244
Decrease (increase) in prepaid expenses	(747)	-
Increase (Decrease) in accounts payable	(2,198)	6,000
Net cash (used in) provided by operating activities	(15,868)	(17,726)

Investing Activities
Purchase of capital assets	-	(23,150)
Sale of Capital Assets	15,000	-
Net cash provided by (used in) investing activities	15,000	(23,150)

Financing Activities
Proceeds from sale of common stock	-	26,350
Proceeds from loan from shareholder	6,844	23,639
Loan repayment	(6,500)	-
Net cash provided by financing activities	344	49,989

Net decrease in cash and equivalents	(524)	9,113
Cash and equivalents at beginning of the period	3,030	1,500
Cash and equivalents at end of the period	$ 2,506	$ 10,613
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

7 | Page

EXENT CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

UNAUDITED

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Description of Business

EXENT CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on February 15, 2017. The Company manufactures and sells drywall steel studs.

Since inception through September 30, 2019 the Company has generated $8,694 in revenue and has accumulated losses of $43,954.

The accompanying financial statements have been prepared by the Company without audit. Management believes that estimates are proper, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2019 and for the related periods presented. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2019. These financial statements and footnotes should be read in conjunction with the audited financial statements for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (February 15, 2017) resulting in an accumulated deficit of $43,954 as of September 30, 2019 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. At September 30, 2019 and 2018, the Company did not have any dilutive securities and other contracts. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

8 | Page

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the nine months ended September 30, 2019 and for the nine months ended September 30, 2018.

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

Stock-Based Compensation

As of September 30, 2019 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

9 | Page

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

As of September 30, 2019 the Company had 2,027,000 shares issued and outstanding.

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

Since February 15, 2017 (Inception) through September 30, 2019, the Company’s sole officer and director loaned the Company $30,707 to pay for incorporation costs and operating expenses. In July, 2019, the Company made loan repayment of $6,500. As of September 30, 2019, the net amount outstanding was $24,207. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer and director provided services and office space. The Company does not pay any rent to its sole officer and director and there is no agreement to pay any rent in the future.

10 | Page

NOTE 5- SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to September 30, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

11 | Page

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018:

Revenue and cost of goods sold

For the three months ended September 30, 2019 the Company did not generate any revenue because the Company did not manufacture any drywall steel studs, compared to the three month period ended September 30, 2018, when the Company generated total revenue of $3,678 from selling drywall steel studs. Cost of revenue for the three months ended September 30, 2018 was $1,735.

Operating expenses

Total operating expenses for the three month period ended September 30, 2019 were $3,101 compared to $19,326 for the three month period ended September 30, 2018. The operating expenses for the three month period ended September 30, 2019 included professional fees of $2,000; and general and administrative expenses of $1,101.

The operating expenses for the three month period ended September 30, 2018 included professional fees $7,400; rent of $1,050; DTC eligibility of $8,500 and general and administrative expenses of $2,376.

Net Loss

The net loss for the three month period ended September 30, 2019 was $3,101 compared to $17,383 for the three month period ended September 30, 2018.

Results of Operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018:

Revenue and cost of goods sold

For the nine months ended September 30, 2019 the Company did not generate any revenue because the Company did not manufacture any drywall steel studs, compared to the nine month period ended September 30, 2018, when the Company generated total revenue of $8,694 from selling drywall steel studs. Cost of revenue for the nine months ended September 30, 2018 was $4,100.

Operating expenses

Total operating expenses for the nine month period ended September 30, 2019 were $14,327 compared to $29,564 for the nine month period ended September 30, 2018. The operating expenses for the nine month period ended September 30, 2019 included professional fees of $8,450; rent of $1,750; and general and administrative expenses of $4,127.

The operating expenses for the nine month period ended September 30, 2018 included professional fees $15,350; rent of $1,750; DTC eligibility of $8,500 and general and administrative expenses of $3,964.

Net Loss

The net loss for the nine month period ended September 30, 2019 was $14,327 compared to $24,970 for the nine month period ended September 30, 2018.

12 | Page

Liquidity and Capital Resources and Cash Requirements

At September 30, 2019, the Company had total assets of $8,103 ($24,284 as of December 31, 2018). Total assets at September 30, 2019 comprised of $2,506 in cash; $747 in prepaid expenses and $4,850 in equipment.

During the nine month period ended September 30, 2019, the Company used $15,868 of cash in operating activities due to its net loss of $14,327; decrease in accounts payable of $2,198; increase in prepaid expenses of $747 and depreciation of $1,404.

During the nine month period ended September 30, 2018, net cash used by operating activities was $17,726 due to its net loss of $24,970; increase in accounts payable of $6,000; and depreciation of $1,244.

During the nine month period ended September 30, 2019, net cash provided by investing activities was $15,000, received from sale of the equipment.

During the nine month period ended September 30, 2018, the Company used $23,150 cash in investing activities. Cash was used to purchase equipment.

During the nine month period ended September 30, 2019, the Company generated $344 in financing activities, consisted of loans of $6,844 and $6,500 of loan repayment compared to $49,989 during the nine month period ended September 30, 2018, consisted of loans of $23,639 and $26,350 from the sale of common stock.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures was not effective.

13 | Page

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

No unregistered sales of equity securities took place during the three months ended September 30, 2019.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three months ended September 30, 2019.

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

14 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXENT CORP.

Dated: November 6, 2019	By:	/s/	Marat Asylbekov
		Name:	Marat Asylbekov
		Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

15 | Page

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2019

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

Yes [  ] No [X] .

As of November 5, 2019, there were 2,027,000 shares outstanding of the registrant’s common stock.

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

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, statements of changes in stockholders’ equity and cash flows of the Company for the interim periods presented.

3 | Page

EXENT CORP. BALANCE SHEETS
	September 30, 2019 (Unaudited)	December 31, 2018 (Audited)
ASSETS
Current Assets
Cash	$ 2,506	$ 3,030
Prepaid expenses	747	-
Total Current assets	3,253	3,030

Capital Assets
Equipment, net of depreciation	4,850	21,254
Total Capital assets	4,850	21,254

Total Assets	$ 8,103	$ 24,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 24,207	$ 23,863
Accounts Payable	-	2,198
Total Liabilities	24,207	26,061

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,027,000 and 2,027,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively	2,027	2,027
Additional paid-in-capital	25,823	25,823
Accumulated Deficit	(43,954)	(29,627)
Total Stockholders’ Equity	(16,104)	(1,777)

Total Liabilities and Stockholders’ Equity	$ 8,103	$ 24,284

The accompanying notes are an integral part of these financial statements.

4 | Page

EXENT CORP. STATEMENTS OF OPERATIONS (Unaudited)
	For the three months ended September 30, 2019	For the three months ended September 30, 2018	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Revenue	$ -	$ 3,678	$ -	$ 8,694
Cost of sales	-	1,735	-	4,100
Gross profit	-	1,943	-	4,594

Operating expenses
Professional fees	$ 2,000	$ 7,400	$ 8,450	15,350
Rent	-	1,050	1,750	1,750
DTC eligibility	-	8,500	-	8,500
General and administrative expenses	1,101	2,376	4,127	3,964
Net loss from operations	(3,101)	(17,383)	(14,327)	(24,970)
Loss before taxes	(3,101)	(17,383)	(14,327)	(24,970)

Provision for taxes	-	-	-	-

Net loss	$ (3,101)	$ (17,383)	$ (14,327)	$ (24,970)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,027,000	2,027,000	2,027,000	1,732,113

The accompanying notes are an integral part of these financial statements.

5 | Page

EXENT CORP. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated	Total
Balances as of December 31, 2017	1,500,000	$ 1,500	$ -	$ (224)	$ 1,276
Net loss for three months ended March 31, 2018	-			(6,823)	(6,823)
Balances as of March 31, 2018	1,500,000	$1,500	$ -	$ (7,047)	$ (5,547)
Common Shares issued for cash at $0.05 per share	527,000	527	25,823	-	26,350
Net loss for three months ended June 30, 2018	-	-	-	(764)	(764)
Balances as of June 30, 2018	2,027,000	2,027	$ 25,823	$ (7,811)	$ 20,039
Net loss for three months ended September 30, 2018	-	-	-	(17,383)	(17,383)
Balances as of September 30, 2018	2,027,000	2,027	$ 25,823	$ (25,194)	$ 2,656
Net loss for three months ended December 31, 2018	-	-	-	(4,433)	(4,433)
Balances as of December 31, 2018	2,027,000	$ 2,027	$ 25,823	$ (29,627)	$ (1,777)
Net loss for three months ended March 31, 2019	-	-	-	(6,649)	(6,649)
Balances as of March 31, 2019	2,027,000	$ 2,027	$ 25,823	$ (36,276)	$ (8,426)
Net loss for three months ended June 30, 2019	-	-	-	(4,577)	(4,577)
Balances as of June 30, 2019	2,027,000	$ 2,027	$ 25,823	$ (40,853)	$ (13,003)
Net loss for three months ended September 30, 2019	-	-	-	(3,101)	(3,101)
Balances as of September 30, 2019	2,027,000	$ 2,027	$ 25,823	$ (43,954)	$ (16,104)

The accompanying notes are an integral part of these financial statements.

6 | Page

EXENT CORP. STATEMENTS OF CASH FLOWS (Unaudited)
	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Operating Activities
Net loss	$ (14,327)	$ (24,970)
Depreciation expense	1,404	1,244
Decrease (increase) in prepaid expenses	(747)	-
Increase (Decrease) in accounts payable	(2,198)	6,000
Net cash (used in) provided by operating activities	(15,868)	(17,726)

Investing Activities
Purchase of capital assets	-	(23,150)
Sale of Capital Assets	15,000	-
Net cash provided by (used in) investing activities	15,000	(23,150)

Financing Activities
Proceeds from sale of common stock	-	26,350
Proceeds from loan from shareholder	6,844	23,639
Loan repayment	(6,500)	-
Net cash provided by financing activities	344	49,989

Net decrease in cash and equivalents	(524)	9,113
Cash and equivalents at beginning of the period	3,030	1,500
Cash and equivalents at end of the period	$ 2,506	$ 10,613
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

7 | Page