Form 10-K
period 2019-12-31
EXENT CORP.
filed 2020-03-30
CIK 1726744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-222829

EXENT CORP.

(Exact name of registrant as specified in its charter)

Nevada	35-2611667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 6B1-2, Block AB, Tianxiang Building Che Gong Miao, Futian District Shenzhen, Guangdong	517000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 755-83218411

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of " large accelerated filer," “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of such shares on the OTC markets as of June 28, 2019 was approximately $532,270.

As of March 27, 2020, the registrant had 2,027,000 shares of common stock issued and outstanding.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to establish our business in China and implement our business plan;
•	acceptance of our smart-home products and services that we expect to market;
•	our ability to retain key employees;
•	adverse changes in general market conditions for smart-home products and services in China;
•	our ability to continue as a going concern;
•	our future financing plans; and
•	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the global novel coronavirus outbreak of 2019-2020 in China and around the world).

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1. BUSINESS

We were incorporated in the State of Nevada on February 15, 2017. Our original business was the manufacturing and sales of drywall steel studs which were used principally in new developments, commercial and residential construction and in home improvement, remodeling and repair work in Kyrgyzstan. We distributed our drywall steel studs in the Kyrgyz market to wholesale customers. During the fiscal year ended December 31, 2019, we sold the machine we had utilized for studs manufacturing as it was outdated, and our production thereafter was put on hold until new equipment was purchased. Our then management actively searched for new equipment which would be more productive and cost effective, so the manufactured products could be more competitive in the market.

On February 3, 2020, pursuant to a stock purchase agreement dated on January 21, 2020, an individual investor (Weining Zheng) purchased 1,500,000 shares of our common stock from our then majority shareholder and sole officer and director, Marat Asylbekov, representing 74% of the voting securities of our company. In connection with the transaction, Mr. Asylbekov resigned from all his positions with our company and Mr. Zheng appointed Li Deng to serve as our President, Treasurer, Secretary and director (collectively, the “Change of Control”). Following the Change of Control, we changed our business plan to engage in smart-home business in the People’s Republic of China.

We plan to conduct smart-home business in the People’s Republic of China, with a focus on developing, promoting and executing high quality integrated smart-home systems and solutions. We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business or to acquire and/or invest in existing smart home businesses. We aim to start the smart-home business in 2020 and the funds to financing the start-up of the new business or acquisition of and/or investment in existing smart home business will primarily come from our major shareholder.  However, our plan to operate in the smart home industry may be adversely impacted by the outbreak of coronavirus, which was first reported to have surfaced in Wuhan, China, in December 2019, and is now continuing to spread throughout other parts of the world. Although China has made great efforts to contain the spread of the virus and had brought the outbreak under control, the economy, financial market and businesses in China have been suffering from the pandemic. We may change our plan to do business in other industries in China should we determine that the smart home industry is materially and adversely affected by the outbreak of coronavirus and it is no longer in the best interest of our stockholders and the Company to proceed with our original plan.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at Room 6B1-2, Block AB, Tianxiang Building, Che Gong Miao, Futian District, Shenzhen, Guangdong, China 517000.

We do not own or lease any property and use the office space provided by our sole officer and director free of charge.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on OTC Pink market operated by the OTC Markets under the symbol “EXNN.” There has been very limited trading in our shares of common stock. We cannot assure you that there will be an active market in the future for our common stock.

As of March 27, 2020, there were 2,027,000 shares of common stock issued and outstanding and held by a total of 29 shareholders of record.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Use of Proceeds

On May 23, 2018, the SEC declared effective our Registration Statement on Form S-1 (File No. 333- 222829), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the Registration Statement, we registered the offer and sale of up to 4,000,000 shares of our common stock. We issued and sold an aggregate of 527,000 shares of our common stock at a price to the public of $0.05 per share for gross proceeds of $26,350. The offering has terminated. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Registration Statement on Form S-1. As of the date of this Report, all the proceeds of our initial public offering have been used.  The table below sets forth the primary uses of such proceeds:

Use	Amount
Professional fees	$26,350

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward- looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We were incorporated in the state of Nevada on February 15, 2017. Our original business was manufacturing and selling steel drywall studs in the Kyrgyz market to wholesale customers. During the fiscal year ended December 31, 2019, we sold machine for studs manufacturing as it was outdated. Production thereafter was temporarily on hold until new equipment was purchased.

Following the Change of Control, we changed our business plan to engage in smart-home business in the People’s Republic of China.

We plan to conduct smart-home business in the People’s Republic of China, with a focus on developing, promoting and executing high quality integrated smart-home systems and solutions. We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business or to acquire and/or invest in existing smart home businesses. We aim to start the smart-home business in 2020 and the funds to financing the start-up of the new business or acquisition of and/or investment in existing smart home businesses will primarily come from our major shareholder. However, our plan to operate in the smart home industry may be adversely impacted by the outbreak of coronavirus, which was first reported to have surfaced in Wuhan, China, in December 2019, and is now continuing to spread throughout other parts of the world. Although China has made great efforts to contain the spread of the virus and had brought the outbreak under control, the economy, financial market and businesses in China have been suffering from the pandemic. We may change our plan to do business in other industries in China should we determine that the smart home industry is materially and adversely affected by the outbreak of coronavirus and it is no longer in the best interest of our stockholders and the Company to proceed with our original plan.

Results of Operations

Our net loss for the fiscal year ended December 31, 2019 was $17,367 compared to a net loss of $29,403 for the year ended December 31, 2018. During the year ended December 31, 2019, we did not generate any revenue because we had no sales. During the year ended December 31, 2018, we generated $8,694 in revenue from the sale of steel studs.

During the fiscal year ended December 31, 2019, we incurred expenses of $17,367 compared to $33,997 incurred during the year ended December 31, 2018. During the fiscal year ended December 31, 2019, we sold our equipment for manufacturing steel drywall studs and production was put on hold until new manufacturing equipment was to be purchased.

The above results are based on our previous operations before the Change of Control.

Liquidity and Capital Resources

As of December 31, 2019, our total assets were $7,380 compared to $24,284 in total assets at December 31, 2018. As of December 31, 2019, our total liabilities were $26,524 compared to $26,061 at December 31, 2018. Stockholders’ deficit was $19,144 as of December 31, 2019 compared to $1,777 as of December 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2019, net cash flows used in operating activities was $20,681. Net cash flows used in operating activities was $25,309 for the year ended December 31, 2018.

Cash Flows from Investing Activities

Cash flow provided from investing activities for the year ended December 31, 2019 was $15,000 received from the sale of the equipment.

We used $23,150 in investing activities for the year ended December 31, 2018 to purchase computer and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from stockholders or financing through the sales of securities. For the year ended December 31, 2019, we received loan proceeds of $10,884 from our then sole officer and director and repaid $8,223. For the year ended December 31, 2018, we received gross proceeds of $49,989 from issuance of common stock and loan from our sole officer and director.

Plan of Operation and Funding

Our future capital requirements will depend on numerous factors including, but not limited to, the establishment and development of our new smart-home business opportunities in China. We expect to depend on financing from our majority shareholder to meet our current minimal operating expenses. As we are a start-up company, our operating expenses are limited and discretional based on the availability of its funds. Management believes that the financing from our majority shareholder will support our planned operations over the next 12 months.

We do not have lines of credit or other bank financing arrangements. In connection with our new business plan after the Change of Control, management anticipates operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses will be funded primarily by debt or equity financings from our majority shareholder. However, there is no assurance that such funds will be available or available on acceptable terms. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

Since February 15, 2017 (inception) through December 31, 2019, our former sole officer and director loaned us $26,524 to pay for incorporation costs and operating expenses. As of December 31, 2019, the amount outstanding was $26,524. The loan was non-interest bearing, due upon demand and unsecured. In connection with the Change of Control, the loan in the aggregate principal of $26,524 was forgiven by the former officer and director in full.

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

Going Concern

The independent auditor's report accompanying our December 31, 2019 and December 31, 2018 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Exent Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Exent Corp. (“the Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2018. Spokane, Washington
March 30, 2020

Exent Corp.

Balance Sheets

(US$, except share data and per share data, or otherwise noted)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$10	$3,030
Prepaid expenses	2,747	—
Total Current Assets	2,757	3,030

Non-current Assets
Property and equipment, net of accumulated depreciation	4,623	21,254
Total Non-current Assets	4,623	21,254

Total Assets	$7,380	$24,284
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from a related party	$26,524	$23,863
Accounts Payable	—	2,198
Total Liabilities	26,524	26,061
Commitments and Contingencies	—	—
Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,027,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018	2,027	2,027
Additional paid-in-capital	25,823	25,823
Accumulated Deficit	(46,994)	(29,627)
Total Stockholders’ Deficit	(19,144)	(1,777)

Total Liabilities and Stockholders’ Deficit	$7,380	$24,284

The accompanying notes are an integral part of these financial statements.

Exent Corp.

Statement of Operations

(US$, except share data and per share data, or otherwise noted)

	For the year ended December 31, 2019	For the year ended December 31, 2018
Revenue	$—	$8,694
Cost of sales	—	4,100
Gross profit	—	4,594

Operating expenses:
Professional fees	$10,450	$17,250
DTC eligibility	—	8,500
Rent	1,750	2,800
General and administrative expenses	5,167	5,447
Total Operation Expenses	17,367	33,997

Loss from operations	(17,367)	(29,403)

Loss before taxes	(17,367)	(29,403)

Provision for taxes	—	—

Net loss	$(17,367)	$(29,403)

Loss per common share: Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Basic and Diluted	2,027,000	1,806,441

The accompanying notes are an integral part of these financial statements.

Exent Corp.

Statements of Changes in Shareholders’ Equity

For the Years ended December 31, 2019 and 2018

(US$, except share data and per share data, or otherwise noted)

	Number of Common Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Total
Balances as of December 31, 2017	1,500,000	$1,500	$—	$(224)	$1,276
Common Shares issued for cash	527,000	527	25,823	—	26,350
Net loss for the year	—	—	—	(29,403)	(29,403)
Balances as of December 31, 2018	2,027,000	2,027	25,823	(29,627)	(1,777)
Net loss for the year	—	—	—	(17,367)	(17,367)
Balances as of December 31, 2019	2,027,000	$2,027	$25,823	$(46,994)	$(19,144)

The accompanying notes are an integral part of these financial statements.

Exent Corp.

Statements of Cash Flows

(US$, except share data and per share data, or otherwise noted)

	For the year ended December 31, 2019	For the year ended December 31, 2018
Operating Activities
Net loss	$(17,367)	$(29,403)
Depreciation expense	1,631	1,896
Increase in prepaid expenses	(2,747)	—
Increase (decrease) in accounts payable	(2,198)	2,198
Net cash used in operating activities	(20,681)	(25,309)

Investing Activities
Purchase of capital assets	—	(23,150)
Sale of Capital Assets	15,000	—
Net cash provided by (used in) investing activities	15,000	(23,150)

Financing Activities
Proceeds from sale of common stock	—	26,350
Proceeds from loan from shareholder	10,884	23,639
Loan payment	(8,223)	—
Net cash provided by financing activities	2,661	49,989

Net increase in cash and equivalents	(3,020)	1,530
Cash and equivalents at beginning of the period	3,030	1,500
Cash and equivalents at end of the period	$10	$3,030
Supplemental cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Exent Corp.
Notes to the Financial Statements
For the Years Ended December 31, 2019 and 2018

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Exent Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on February 15, 2017. The Company was primarily engaged in manufacturing and sales of steel drywall studs since its inception.

During the fiscal year ended December 31, 2019, the Company sold the machine for studs manufacturing as it was outdated. Production was on hold until new equipment was to be purchased.

On February 3, 2020, pursuant to a stock purchase agreement dated on January 21, 2020, an individual investor purchased 1,500,000 shares of our common stock from our then majority shareholder, Marat Asylbekov, representing 74% of the voting securities of our company. Following this change of control, we changed our business plan to engage in smart-home business in the People’s Republic of China.

The Company plans to conduct smart-home business in the People’s Republic of China, with a focus on developing, promoting and executing high quality integrated smart-home systems and solutions. The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish its business. The Company aims to start the smart-home business in 2020 and the funds to financing the start-up of the new business will primarily come from its major shareholder.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (February 15, 2017) resulting in an accumulated deficit of $46,994 as of December 31, 2019 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months primarily through financings from the Company’s major shareholder.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.” While management believes that the actions already taken or planned will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the reported amounts of its liabilities, the reported expenses and the balance sheet classifications used.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company has adopted December 31 as its fiscal year end.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2019 and 2018, the Company did not have any dilutive securities and other contracts. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's cash was deposited in a commercial bank of Kyrgyzstan. As at December 31, 2019, the Company's bank balance is immaterial.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expenses for the years ended December 31, 2019 and December 31, 2018, respectively.

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

Stock-Based Compensation

The Company will follow Accounting Standards Codification (“ASC”) 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

As of December 31, 2019 the Company has not issued any stock-based payments to its employees. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, collectively referred to as ASC 606, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Previously we recorded revenue based on ASC Topic 605. Adoption of new accounting standard did not have any material impact on our reported revenue.

Revenue is recognized when the following criteria are met:

  Identification of the contract, or contracts, with customer;
  Identification of the performance obligations in the contract;
  Determination of the transaction price;
  Allocation of the transaction price to the performance obligations in the contract; and
  Recognition of revenue when, or as, we satisfy performance obligation.

The Company did not generate any revenue during the year ended December 31, 2019.

Property and equipment

Property and equipment are recorded at cost, less accumulated depreciation and impairment. Depreciation of property and equipment is calculated on a straight-line basis, after consideration of expected useful lives and estimated residual values. The estimated annual deprecation rate of these assets are generally as follows:

Category	Depreciation years	Estimated residual value
Machinery & equipment	10	$Nil
Furniture and fixtures	10	$Nil
Computers	3	$Nil

Expenditures for maintenance and repairs are expensed as incurred. Gains and losses on disposals are the differences between net sales proceeds and carrying amount of the relevant assets and are recognized in the consolidated statements of operations and comprehensive income.

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

Subsequent Events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued.

Taxation

Current income taxes are provided on the basis of net profit for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions.

Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements, net operating loss carry forwards and credits. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided in accordance with the laws of the relevant taxing authorities. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in which temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of comprehensive income in the period of the enactment of the change.

The Company considers positive and negative evidence when determining whether a portion or all of its deferred tax assets will more likely than not be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, its experience with tax attributes expiring unused, and its tax planning strategies. The ultimate realization of deferred tax assets is dependent upon its ability to generate sufficient future taxable income within the carry-forward periods provided for in the tax law and during the periods in which the temporary differences become deductible. When assessing the realization of deferred tax assets, the Company has considered possible sources of taxable income including (i) future reversals of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carry-forwards, (iii) future taxable income arising from implementing tax planning strategies, and (iv) specific known trend of profits expected to be reflected within the industry.

The Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company.

 NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	December 31, 2019	December 31, 2018
	US$	US$
Machinery and equipment	—	17,000
Furniture and fixtures	4,900	4,900
Computer	1,250	1,250
Total	6,150	23,150
Less: Accumulated depreciation	(1,527)	(1,896)
Property and equipment, net	4,623	21,254

Depreciation expenses were recorded in general and administrative expenses. For the year ended December 31, 2019, depreciation expense was $1,631 compared to $1,896 for the year ended December 31, 2018.

On June 6, 2019, the Company disposed of a steel drywall stud manufacturing machine for $15,000. The machine was disposed of at book value and therefore there was no gain or loss recorded as a result of the disposal.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. During the year ended December 31, 2019, there was no securities issued. During the year ended December 31, 2018, the Company issued 527,000 shares of its common stock at $0.05 per share for total proceeds of $26,350.

As of December 31, 2019, the Company had 2,027,000 shares of common stock issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Since its inception through December 31, 2019, the Company’s former sole officer and director loaned the Company $26,524 to pay for incorporation costs and operating expenses. As of December 31, 2019, the amount outstanding was $26,524. The loan is non-interest bearing, due upon demand and unsecured.

During the year ended December 31, 2019, the Company’s former sole officer and director, Marat Asylbekov, provided office space to the Company. The Company did not pay any rent to Mr. Asylbekov. Following the change in control, Li Deng, the Company’s sole executive officer and director, provides office space to the Company free of charge.

NOTE 6 – INCOME TAX

The Company is subject to income tax in the U.S., as well as state of Nevada jurisdictions. As of December 31, 2019, the Company had net operating loss carry forwards of $46,994 that may be available to reduce future years’ taxable income through 2039. As of December 31, 2018, the Company had net operating loss carry forwards of $29,627.

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following:

On January 22, 2020, the Company and its former sole officer and director entered into a debt forgiveness agreement pursuant to which the former sole officer and director forgave the loan with the principal amount of $26,524 that the Company owed to him.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Certifying Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officer”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of ourannual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses, which are indicative of many small companies with small staff, as of December 31, 2019: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting;; (iii) lack of multi-level review and oversight in internal control structure and (iv) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

13

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding our sole director and officer:

Name	Age	Positions	Date First Appointed
Li Deng	34	President, Treasurer, Secretary and director	February 3, 2020

Li Deng has acted as our Chairwoman, President, Treasurer and Secretary since February 3, 2020. Ms. Deng has served as the executive director at Shenzhen Jinguowei Electronic Communication Co., Ltd., a company engaged in manufacture, branding and sales of mobile phones, since May 2015. Prior to that, she was assistant to the general manager and business planning manager at Shenzhen Liandian Art Engineering Co., Ltd., a design company, from April 2007 to March 2015. She received her associate degree in commerce English from Hunan Normal University in China and is pursuing a bachelor’s degree in human resources in South China Normal University.

Director Independence

We do not have any independent directors. We are not required to maintain a majority of independent directors under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange or national quotation system.

The Board and Committees

Our Board of Directors at this time does not maintain a separate audit, nominating or compensation committee.  Functions customarily performed by such committees are performed by the Board as a whole.  We are an early stage company with very limited operations, therefore our Board of Directors does not deem it necessary to have more than one director or a nominating or compensation committee. We have not paid any compensation to any officer or director. Decisions relating to director nominations or compensation can be made on a case by case basis by the Board of Directors. Our Board of Directors would consider any shareholder nominee at such time as it is made. Our Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of our operations, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that the Board believes must be met by a candidate recommended by the Board of Directors. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

We have not adopted practices or polices regarding employee, officer and director hedging in accordance with Item 407(i) of Regulation S-K.

Legal Proceedings

To the knowledge of our management, there are no material proceedings to which any of our director, officer or affiliate is a party adverse to our company or has a material interest adverse to our company.

Code of Ethics

We intend at some point to adopt a code of ethics that applies to our officers, directors and employees. We will file copies of our code of ethics in a current report on Form 8-K. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

14

ITEM 11. EXECUTIVE COMPENSATION

There are no current employment agreements between us and our sole officer. We have never paid any compensation to any of our executive officers or directors. Our current officer has agreed to work with no remuneration until such time as we commence business operations and receive sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, regarding the beneficial ownership of our common stock as of the date of this Annual Report by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer of our company and (iii) by all executive officers and directors of our company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The business address of each person listed below is Room 6B1-2, Block AB, Tianxiang Building, Che Gong Miao, Futian District, Shenzhen, Guangdong, China 517000.

Percentage
	Number of	of Shares
Name and Address	Shares Owned	Owned
5% Stockholders
Weining Zheng	1,500,000	74%
Directors and Officers
Li Deng	—	—

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since February 15, 2017 (inception) through December 31, 2019, our then sole officer and director loaned us $30,707 to pay for incorporation costs and operating expenses. In July, 2019, we made a loan repayment of $6,500. As of December 31, 2019, the net amount outstanding was $26,524. The loan is non-interest bearing, due upon demand and unsecured. On February 3, 2020, in connection with the Change of Control, the loan in the aggregate principal of $26,524 was forgiven by the director in full.

Our former officer and director, Marat Asylbekov, provided office space until the consummation of the Change of Control. We did not pay any rent to Mr. Asylbekov for the office space. Following the Change in Control, Ms. Deng, our now sole executive officer and director, provides office space to us free of charge.

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

15

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the audit of our annual financial statements for the fiscal years ended December 31, 2019 and 2018 and fees billed for other services during those periods.

	December 31, 2019	December 31, 2018
Audit fees	$10,000	$9,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total Fees	$10,000	$9,000

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
	(1)	Financial Statements
	(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be retrieved from SEC website at www.sec.gov.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form S-1, filed with the Commission on February 2, 2018.

3.2	Bylaws, incorporated herein by reference to Exhibit 3.2 to Form S-1, filed with the Commission on February 2, 2018

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

** Furnished herewith.

16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXENT CORP.

By:	/s/	Li Deng
	Name:	Li Deng
	Title:	President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Li Deng	President, Treasurer and Secretary and director	March 30, 2020
Li Deng	(Principal Executive Officer and Principal Financial and Accounting Officer)

12