Form 10-Q
period 2020-03-31
EXENT CORP.
filed 2020-05-15
CIK 1726744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________   to ________.

Commission File Number: 333-222829

Exent Corp.

(Exact name of registrant as specified in its charter)

Nevada	35-261167
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

Room 6B1-2, Block AB, Tianxiang Building Che Gong Miao, Futian District Shenzhen, Guangdong, People’s Republic of China	517000
(Address of principal executive offices)	(Zip Code)

+86 755-83218411

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 14, 2020, there were 2,027,000 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to establish our business in China and implement our business plan;

●	acceptance of our smart-home products and services that we expect to market;

●	our ability to retain key employees;

●	adverse changes in general market conditions for smart-home products and services in China;

● ●	our ability to continue as a going concern; our future financing plans; and

●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the global novel coronavirus outbreak of 2019-2020 in China and around the world).

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in our periodic reports are not exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Exent Corp.

Condensed Balance Sheets

(US$, except share data and per share data, or otherwise noted)

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$—	$10
Prepaid expenses	7,200	2,747
Total Current Assets	7,200	2,757

Non-current Assets
Property and equipment, net of accumulated depreciation	—	4,623
Total Non-current Assets	—	4,623

Total Assets	$—	$7,380
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from a related party	$—	$26,524
Accounts Payable	3,000	—
Total Liabilities	3,000	26,524
Commitments and Contingencies	—	—
Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,027,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	2,027	2,027
Additional paid-in-capital	67,547	25,823
Accumulated Deficit	(65,374)	(46,994)
Total Stockholders’ Equity (Deficit)	4,200	(19,144)

Total Liabilities and Stockholders’ Equity	$7,200	$7,380

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Operations

(US$, except share data and per share data, or otherwise noted)

	For three months ended March 31, 2020	For three months ended March 31, 2019
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Professional fees	$11,100	$4,450
Rent	—	1,050
General and administrative expenses	2,657	1,149
Total operation expenses	13,757	6,649

Loss from operations	(13,757)	(6,649)

Other income (expenses)
Other expenses – write off of property & equipment	(4,623)	—
Total other income (expenses)	(4,623)	—

Income (loss) before taxes	(18,380)	(6,649)

Provision for taxes	—	—

Net income (loss)	$(18,380)	$(6,649)

Earnings (loss) per common share: Basic and Diluted	$ *	$ *

Weighted Average Number of Common Shares Basic and Diluted	2,027,000	2,027,000

* Less than $0.01

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

(US$, except share data and per share data, or otherwise noted)

For the Three Months Ended March 31, 2020

	Number of Common Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2020	2,027,000	$2,027	$25,823	$(46,994)	$(19,144)
Net income				(18,380)	(18,380)
Forgiveness of related party loan	—	—	26,524	—	26,524
Contributions from shareholders	—	—	15,200	—	15,200
Balance as of March 31, 2020 (unaudited)	2,027,000	2,027	67,547	(65,374)	4,200

For the Three Months ended March 31, 2019

	Number of Common Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2019	2,027,000	$2,027	$25,823	(29,627)	(1,777)
Net loss				(6,649)	(6,649)
Contributions from shareholders	—	—	—	—	—
Balance as of March 31, 2019 (unaudited)	2,027,000	$2,027	$25,823	(36,276)	(8,426)

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Cash Flows

(US$, except share data and per share data, or otherwise noted)

	For three months ended March 31, 2020	For three months ended March 31, 2019
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(18,380)	$(6,649)
Adjustments of non-cash items
Depreciation expense	—	652
Write-off of property & equipment	4,623	—
Changes in working capital
Increase in prepaid expenses	(4,453)	—
Increase (decrease) in accounts payable	3,000	(2,198)
Net cash used in operating activities	(15,210)	(8,195)

Investing Activities	—	—

Financing Activities
Capital contributions from shareholders	15,200	—
Proceeds from loan from shareholders	—	5,394
Net cash provided by financing activities	15,200	5,394

Net increase in cash and equivalents	(10)	(2,801)
Cash and equivalents at beginning of the period	10	3,030
Cash and equivalents at end of the period	$—	$229
Supplemental cash flow information:
Non-cash activities
Forgiveness of related party loan	$26,524	$—

Supplemental cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.
Notes to the Condensed Financial Statements
For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Exent Corp. (the “Company”) was incorporated under the laws of the State of Nevada on February 15, 2017. The Company was primarily engaged in manufacturing and sales of steel drywall studs since its inception.

During the fiscal year ended December 31, 2019, the Company sold the machine it was utilizing for studs manufacturing as it was outdated. Production was thus placed on hold until new equipment could be purchased.

On February 3, 2020, pursuant to a stock purchase agreement dated on January 21, 2020, an individual investor (Mr. Weining Zheng) purchased 1,500,000 shares of the Company’s common stock from its then majority shareholder, Marat Asylbekov, representing 74% of the voting securities of the Company. Following this change of control, the Company changed its business plan to engage in the “smart-home” business in the People’s Republic of China.

The Company plans to conduct smart-home business in the People’s Republic of China, with a focus on developing, promoting and executing high quality integrated smart-home systems and solutions. The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish its business. The Company aims to start the smart-home business in 2020 and the funds to financing the start-up of the new business will primarily come from its majority shareholder, Mr. Zheng.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (February 15, 2017) resulting in an accumulated deficit of $65,374 as of March 31, 2020 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Basic Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no dilutive shares outstanding as of March 31, 2020 and December 31, 2019.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expenses for the three months ended March 31, 2020 and 2019, respectively.

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

For the three months ended March 31, 2020 and 2019, the Company has not issued any stock-based payments to its employees. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

The Company did not generate any revenue during the three months ended March 31, 2020 and 2019.

Property and equipment

Property and equipment are recorded at cost, less accumulated depreciation and impairment. Depreciation of property and equipment is calculated on a straight-line basis, after consideration of expected useful lives and estimated residual values. The estimated annual deprecation rate of these assets are generally as follows:

Category	Depreciation years	Estimated residual value
Machinery & equipment	10	Nil
Furniture and fixtures	10	Nil
Computers	3	Nil

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	March 31, 2020	December 31, 2019
	US$	US$
Machinery and equipment	—	—
Furniture and fixtures	—	4,900
Computer	—	1,250
Total	—	6,150
Less: Accumulated depreciation	—	(1,527)
Property and equipment, net	—	4,623

Depreciation expenses were recorded in general and administrative expenses. For the three month ended March 31, 2020, depreciation expense was nil compared to $652 for the same period ended March 31, 2019.

On January 22, 2020, the Company wrote off all furniture and fixtures and computer as a result of the change of control. These fixed assets were still in the use by the previous major shareholder after change of control and it was determined not worthwhile to collect and transfer these fixed assets from the hand of the previous major shareholder to the Company. The total book value of $4,623 of the furniture and fixtures and computer therefore was wrote off and recorded as a loss in the three months ended March 31, 2020.

NOTE 4 – EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. During the three months ended March 31, 2020 and 2019, there was no securities issued.

As of March 31, 2020 and December 31, 2019, the Company had 2,027,000 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2020, a related party loan of $26,524 was forgiven by the Company’s former sole officer and director. This debt forgiveness was treated as a capital transaction and hence was recorded into additional paid-in-capita See Note 5 below for details.

During the three months ended March 31, 2020, the Company received capital contribution of $15,200 from its new majority shareholder, Weining Zheng, for working capital uses. The capital contribution was recorded in additional paid-in-capital.

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

Since its inception through December 31, 2019, the Company’s former sole officer and director, Marat Asylbekov, loaned the Company an aggregate of $26,524 to pay for incorporation costs and operating expenses. As of December 31, 2019, the amount outstanding was $26,524. The loan was non-interest bearing, due upon demand and unsecured. On January 22, 2020, the Company and Mr. Asylbekov entered into a debt forgiveness agreement pursuant to which Mr. Asylbekov forgave the loan with the principal amount of $26,524 that the Company owed to him. Therefore, the Company recorded the $26,524 forgiven loan as a capital transaction in the three months ended March 31, 2020.

During the three months ended March 31, 2020, the Company received capital contribution of $15,200 from its new majority shareholder, Weining Zheng, for working capital uses.

During the three months ended March 31, 2019, the Company’s former sole officer and director, Marat Asylbekov, provided office space to the Company. The Company did not pay any rent to Mr. Asylbekov. Following the change of control, Li Deng, the Company’s sole executive officer and director, provides office space to the Company free of charge. As a result, there was no rent expense for the three months ended March 31, 2020.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2020 has determined that it does not have any material subsequent events to disclose in these financial statements other than the one below:

●	In March 2020, the Word Health Organization has declared the spread of the novel coronavirus and related illness known as COVID 19 a pandemic. The global economy (including China, the Company’s base of operations) has been significantly impacted by the pandemic. The Company’s current business plans and initiatives have been and are expected to continue to be impacted by the pandemic. The extent of the impact of COVID 19 pandemic on the Company’s ability to execute its business plans and initiatives will depend upon the developments related to the pandemic, including the duration and spread of the COVID 19 and lockdown restrictions imposed by the respective global governments and oversight bodies. All of these factors are uncertain and cannot be easily estimated given the novelty of the pandemic and the risk of outbreak recurrences even in places (such as in China) where initial outbreaks have subsided. Given the dynamic nature of pandemic situation, the Company cannot reasonably estimate the impact of COVID 19 on its future operational and financial performance and implementation of its business plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods

Exent Crop. (the “Company,” “we” or similar terminology) was incorporated in the state of Nevada on February 15, 2017. Our original business was manufacturing and selling steel drywall studs in the Kyrgyz market to wholesale customers. During the fiscal year of 2019, we sold machine for studs manufacturing as it was outdated. Production thereafter was temporarily on hold until new equipment was to be purchased.

On February 3, 2020, pursuant to a stock purchase agreement dated on January 21, 2020, an individual investor (Mr. Weining Zheng) purchased 1,500,000 shares of our common stock from our then majority shareholder, Marat Asylbekov, representing 74% of the voting securities of the Company (the “Change of Control”).

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

However, our plan to operate in the smart home industry may be adversely impacted by the novel coronavirus epidemic, which was first reported to have surfaced in Wuhan, China, in December 2019, and is now continuing to spread throughout China and other parts of the world. Although China has made great efforts to contain the spread of the virus and has appeared to bring the outbreak under control, the economy, financial market and businesses in China have suffered from the pandemic. As a result of the epidemic and its socioeconomic impact in China, we may change our plan to do business in other industries in China should we determine that it is no longer in the best interest of our stockholders and the Company to proceed with our original plan.

Results of Operations

There was no revenue generated for the three months ended March 31, 2020 and 2019.

During the three months ended March 31, 2020, we incurred operating expenses of $13,757 compared to $6,649 incurred during the same period of 2019. The increase in 2020 was due to the increase in professional fees after the Change of Control.

During the three months ended March 31, 2020, we had other expense of $4,623 relating to the write-off of the Company’s property & equipment.

As a result of the foregoing, our net loss for the three months ended March 31, 2020 was $18,380 as compared to a net loss of $6,649 for the same period of 2019.

Liquidity and Capital Resources

As of March 31, 2020, our total assets were $7,200 compared to $7,380 in total assets at December 31, 2019. As of March 31, 2020, our total liabilities were $3,000 compared to $26,524 at December 31, 2019. Stockholders’ equity was $4,200 as of March 31, 2020 compared to the shareholders’ deficit of $19,144 as of December 31, 2019.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2020, net cash flows used in operating activities was $15,210. Net cash flows used in operating activities was $8,195 for the same period of 2019.

Cash Flows from Investing Activities

There were no investing activities for the three months ended March 31, 2020 and 2019, respectively.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from stockholders or financing through the sales of securities. For the three months ended March 31, 2020, we received capital contributions of $15,200 from our major shareholder for working capital uses. For the same period of 2019, we received loan proceeds of $5,394 from our then sole officer and director.

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

Material Commitments

Since February 15, 2017 (inception) through December 31, 2019, our former sole officer and director loaned us $26,524 to pay for incorporation costs and operating expenses. As of December 31, 2019, the amount outstanding was $26,524. The loan was non-interest bearing, due upon demand and unsecured. In connection with the Change of Control in January 2020, the loan in the aggregate principal of $26,524 was forgiven by the former officer and director in full.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

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

Under the supervision of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officer”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to the material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; (iii) lack of multi-level review and oversight in internal control structure and (iv) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and accordingly we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Number	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exent Corp.

Dated: May 15, 2020	By:	/s/ Li Deng
Name: Li Deng
Title: President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)