Form 10-Q
period 2020-06-30
EXENT CORP.
filed 2020-08-19
CIK 1726744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 18, 2020, there were 2,027,000 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Exent Corp.

Condensed Balance Sheets

(US$, except share data, or otherwise noted)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$—	$10
Prepaid expenses	—	2,747
Total Current Assets	—	2,757

Non-current Assets
Property and equipment, net of accumulated depreciation	—	4,623
Total Non-current Assets	—	4,623

Total Assets	$—	$7,380
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from a related party	$—	$26,524
Accounts Payable	8,850	—
Total Liabilities	8,850	26,524
Commitments and Contingencies	—	—
Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,027,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	2,027	2,027
Additional paid-in-capital	70,797	25,823
Accumulated Deficit	(81,674)	(46,994)
Total Stockholders’ Equity (Deficit)	(8,850)	(19,144)

Total Liabilities and Stockholders’ Equity	$—	$7,380

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Operations

(US$, except share data, or otherwise noted)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses
Professional fees	15,050	2,000	26,150	6,450
Rent	-	700	-	1,750
General & administrative expenses	1,250	1,878	3,907	3,027
Total operating expenses	16,300	4,578	30,057	11,227

Loss from operations	(16,300)	(4,578)	(30,057)	(11,227)

Other expense
Other expenses – write off of property & equipment	—	—	(4,623)	—
Total other expense	—	—	(4,623)	—

Loss before income taxes	(16,300)	(4,758)	(34,680)	(11,227)

Provision for income taxes	—	—	—	—

Net loss	$(16,300)	$(4,758)	(34,680)	(11,227)

Earnings (loss) per common share: basic and diluted	(0.01)	*	(0.02)	(0.01)

Weighted average number of common shares basic and diluted	2,027,000	2,027,000	2,027,000	2,027,000

* Less than $0.01

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Changes in Shareholders’ Equity

(US$, except share data and per share data, or otherwise noted)

For the Three Months Ended June 30, 2020

	Number of Common Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of March 31, 2020 (unaudited)	2,027,000	$2,027	$67,547	$(65,374)	$4,200
Net loss				(16,300)	(16,300)
Forgiveness of related party loan	—	—	—	—	—
Contributions from shareholders	—	—	3,250	—	3,250
Balance as of June 30, 2020 (unaudited)	2,027,000	2,027	70,797	(81,674)	(8,850)

For the Six Months Ended June 30, 2020

	Number of Common Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2020	2,027,000	$2,027	$25,823	$(46,994)	$(19,144)
Net loss				(34,680)	(34,680)
Forgiveness of related party loan	—	—	26,524	—	26,524
Contributions from shareholders	—	—	18,450	—	18,450
Balance as of June 30, 2020 (unaudited)	2,027,000	2,027	70,797	(81,674)	(8,850)

For the Three Months ended June 30, 2019

	Number of Common Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of March 31, 2019 (unaudited)	2,027,000	$2,027	$25,823	(36,276)	(8,426)
Net loss				(4,578)	(4,578)
Contributions from shareholders	—	—	—	—	—
Balance as of June 30, 2019 (unaudited)	2,027,000	$2,027	$25,823	(40,854)	(13,004)

For the Six Months ended June 30, 2019

	Number of Common Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2019	2,027,000	$2,027	$25,823	(29,627)	(1,777)
Net loss				(11,227)	(11,227)
Contributions from shareholders	—	—	—	—	—
Balance as of June 30, 2019 (unaudited)	2,027,000	$2,027	$25,823	(40,854)	(13,004)

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Cash Flows

(US$, except share data and per share data, or otherwise noted)

	For Six Months Ended June 30, 2020	For Six Months Ended June 30, 2019
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(34,680)	$(11,227)
Adjustments of non-cash items
Depreciation expense	—	1,178
Write-off of property & equipment	4,623	—
Changes in working capital
Decrease in accounts receivable	—	(10,000)
Increase in prepaid expenses	2,747	—
Increase (decrease) in accounts payable	8,850	(2,198)
Net cash used in operating activities	(18,460)	(22,247)

Investing Activities
Proceeds from sales of capital assets	—	15,000
Net cash provided by investing activities	—	15,000

Financing Activities
Capital contributions from shareholders	18,450	—
Proceeds from loan from shareholders	—	6,094
Net cash provided by financing activities	18,450	6,094

Net increase in cash and equivalents	(10)	(1,153)
Cash and equivalents at beginning of the period	10	3,030
Cash and equivalents at end of the period	$—	$1,187
Supplemental cash flow information:
Non-cash activities
Forgiveness of related party loan	$26,524	$—

Supplemental cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.
Notes to the Condensed Financial Statements
For the Six Months Ended June 30, 2020 and 2019

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

The Company plans to conduct smart-home business in the People’s Republic of China, with a focus on developing, promoting and executing high quality integrated smart-home systems and solutions. The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish its business. Given the impact of the novel coronavirus epidemic on the general economy of China and the smart-home industry in particular, the Company has delayed its plan to start the proposed smart-home business until 2021. The Company expects that the funds to finance the commencement of this new business or the acquisition of and/or investment in an existing smart home businesses in China will primarily come from its majority shareholder, Mr. Zheng.

In March 2020, the Word Health Organization has declared the spread of the novel coronavirus and related illness known as COVID-19 a pandemic. The global economy (including China, the Company’s base of operations) has been significantly impacted by the pandemic. The Company’s current business plans and initiatives have been and are expected to continue to be impacted by the pandemic. The extent of the impact of COVID-19 pandemic on the Company’s ability to execute its business plans and initiatives will depend upon the developments related to the pandemic, including the recurrence, duration and spread of the COVID-19 and lockdown restrictions imposed by the respective national and local governments and oversight bodies in China. All of these factors are uncertain and cannot be easily estimated given the novelty of the pandemic and the risk of outbreak recurrences even in places (such as in China) where initial outbreaks have subsided. Therefore, the Company cannot reasonably estimate the impact of COVID-19 on its future operational and financial performance and implementation of its business plans.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (February 15, 2017) resulting in an accumulated deficit of $81,674 as of June 30, 2020 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Basic Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no dilutive shares outstanding as of June 30, 2020 and December 31, 2019.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expenses for the three and six months ended June 30, 2020 and 2019.

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

For the three and six months ended June 30, 2020 and 2019, the Company has not issued any stock-based payments to its employees. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

The Company did not generate any revenue during the three and six months ended June 30, 2020 and 2019.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	June 30, 2020	December 31, 2019
	US$	US$
Machinery and equipment	—	—
Furniture and fixtures	—	4,900
Computer	—	1,250
Total	—	6,150
Less: Accumulated depreciation	—	(1,527)
Property and equipment, net	—	4,623

Depreciation expenses were recorded in general and administrative expenses. For the three and six months ended June 30, 2020, depreciation expense was nil and nil, respectively, compared to $526 and $652 for the same periods ended June 30, 2019.

On January 22, 2020, the Company wrote off all furniture and fixtures and computer as a result of the change of control. These fixed assets were still in the use by the previous major shareholder after change of control and it was determined not worthwhile to collect and transfer these fixed assets from the hand of the previous major shareholder to the Company. The total book value of $4,623 of the furniture and fixtures and computer therefore was wrote off and recorded as a loss in the six months ended June 30, 2020.

NOTE 4 – EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. During the three and six months ended June 30, 2020 and 2019, there was no securities issued.

As of June 30, 2020 and December 31, 2019, the Company had 2,027,000 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2020, a related party loan of $26,524 was forgiven by the Company’s former sole officer and director. This debt forgiveness was treated as a capital transaction and hence was recorded into additional paid-in-capital. See Note 5 below for details.

During the three and six months ended June 30, 2020, the Company received capital contribution of $3,250 and $18,450, respectively, from its new majority shareholder, Weining Zheng, for working capital uses. The capital contribution was recorded in additional paid-in-capital.

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

Since its inception through December 31, 2019, the Company’s former sole officer and director, Marat Asylbekov, loaned the Company an aggregate of $26,524 to pay for incorporation costs and operating expenses. As of December 31, 2019, the amount outstanding was $26,524. The loan was non-interest bearing, due upon demand and unsecured. On January 22, 2020, the Company and Mr. Asylbekov entered into a debt forgiveness agreement pursuant to which Mr. Asylbekov forgave the loan with the principal amount of $26,524 that the Company owed to him. Therefore, the Company recorded the $26,524 forgiven loan as a capital transaction in the six months ended June 30, 2020.

During the three and six months ended June 30, 2020, the Company received capital contribution of $3,250 and $18,450, respectively, from its new majority shareholder, Weining Zheng, for working capital uses.

During the six months ended June 30, 2019, the Company’s former sole officer and director, Marat Asylbekov, provided office space to the Company. The Company did not pay any rent to Mr. Asylbekov. Following the change of control, Li Deng, the Company’s sole executive officer and director, provides office space to the Company free of charge. As a result, there was no rent expense for the three and six months ended June 30, 2020.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2020 has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods

Exent Corp. (the “Company,” “we” or similar terminology) was incorporated in the state of Nevada on February 15, 2017. Our original business was manufacturing and selling steel drywall studs in the Kyrgyz market to wholesale customers. During the fiscal year of 2019, we sold machine for studs manufacturing as it was outdated. Production thereafter was temporarily on hold until new equipment was to be purchased.

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

We plan to conduct “smart-home” business in the People’s Republic of China, with a focus on developing, promoting and executing a business aimed at providing high quality integrated technologies and solutions like sensors, Internet and automation control to create a centralized, digital system for homes. We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business or to acquire and/or invest in existing smart home businesses. Given the impact of the novel coronavirus epidemic on the general economy of China and the smart-home industry in particular, we have decided to delay our plan to start our smart-home business until 2021. We expect that the funds to finance the commencement of this new business or acquisition of and/or investment in existing smart home businesses in China will primarily come from our major shareholder.

However, our plan to operate in the smart-home industry may be adversely impacted by the novel coronavirus epidemic, which was first reported to have surfaced in Wuhan, China, in December 2019, and is now continuing to affect the world. Although China has made great efforts to contain the spread of the virus and has appeared to bring the outbreak under control, the economy, financial market and businesses in China have suffered from the pandemic. As a result of the epidemic and its socioeconomic impact in China, we may change our plan to do business in other industries in China should we determine that it is no longer in the best interest of our stockholders and the Company to proceed with our original plan.

Results of Operations

There was no revenue generated for the three and six months ended June 30, 2020 and 2019.

During the three months ended June 30, 2020, we incurred operating expenses of $16,300 as compared to $4,578 during the same period of 2019. The increase in 2020 was due to the increase in professional fees after the Change of Control.

During the six months ended June 30, 2020, we incurred operating expenses of $30,057 as compared to $11,227 during the same period of 2019. The increase in 2020 was due to the increase in professional fees after the Change of Control.

There were no other expenses incurred during the three months ended June 30, 2020 and 2019.

During the six months ended June 30, 2020, we had other expense of $4,623 relating to the write-off of the Company’s property & equipment after the Change of Control.

As a result of the foregoing, our net loss for the three and six months ended June 30, 2020 was $16,300 and $34,680, respectively, as compared to the net loss of $4,578 and $11,227 for the three and six months ended June 30, 2019, respectively .

Liquidity and Capital Resources

As of June 30, 2020, our total assets were nil compared to $7,380 in total assets at December 31, 2019. As of June 30, 2020, our total liabilities were $8,850 compared to $26,524 at December 31, 2019. Stockholders’ deficit was $8,850 as of June 30, 2020 compared to the shareholders’ deficit of $19,144 as of December 31, 2019.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

For the six months ended June 30, 2020, net cash flows used in operating activities was $18,460 due to:

•	net loss of $34,680;
•	non-cash write-off of fixed assets of $4,623;
•	Increase of prepaid expenses of $2,747;
•	Increase of accounts payable of $8,850.

Net cash flows used in operating activities was $22,247 for the same period of 2019 due to:

•	net loss of $11,227;
•	non-cash depreciation expenses of $1,178;
•	Decrease of accounts receivable of $10,000;
•	Decrease of accounts payable of $2,198.

Cash Flows from Investing Activities

There were no investing activities for the six months ended June 30, 2020. For the six months ended June 30, 2019, we received $15,000 proceeds from sales of fixed assets.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from stockholders or financing through the sales of securities. For the six months ended June, 2020, we received capital contributions of $18,450 from our major shareholder for working capital uses. For the same period of 2019, we received loan proceeds of $6,094 from our then sole officer and director.

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

Under the supervision of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officer”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to the material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; (iii) lack of multi-level review and oversight in internal control structure and (iv) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses after we acquire or form an operating business and when such resources required for implementing proper internal controls for financial reporting are available.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exent Corp.

Dated: August 19, 2020	By:	/s/ Li Deng
Name: Li Deng
Title: President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

