Form 10-Q
period 2020-09-30
EXENT CORP.
filed 2020-11-20
CIK 1726744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 20, 2020, there were 2,027,000 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to establish our business in China and implement our business plan;

●	acceptance of our smart-home products and services that we expect to market;

●	our ability to retain key employees;

●	adverse changes in general market conditions for smart-home products and services in China;

●	our ability to continue as a going concern;

●	our future financing plans; and

●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the global novel coronavirus outbreak of 2019-2020 in China and around the world).

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Exent Corp.

Condensed Balance Sheets

(US$, except share data, or otherwise noted)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$—	$10
Prepaid expenses	7,200	2,747
Total Current Assets	7,200	2,757

Non-current Assets
Property and equipment, net of accumulated depreciation	—	4,623
Total Non-current Assets	—	4,623

Total Assets	$—	$7,380
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from a related party	$—	$26,524
Accounts Payable	3,022	—
Total Liabilities	3,022	26,524
Commitments and Contingencies	—	—
Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,027,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	2,027	2,027
Additional paid-in-capital	101,803	25,823
Accumulated Deficit	(99,652)	(46,994)
Total Stockholders’ Equity (Deficit)	4,178	(19,144)

Total Liabilities and Stockholders’ Equity	$7,200	$7,380

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Operations

(US$, except share data, or otherwise noted)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses
Professional fees	15,050	2,000	41,200	8,450
Rent	—	—	—	1,750
General & administrative expenses	2,928	1,100	6,835	4,127
Total operating expenses	17,978	3,100	48,035	14,327

Loss from operations	(17,978)	(3,100)	(48,035)	(14,327)

Other expense
Other expenses – write off of property & equipment	—	—	(4,623)	—
Total other expense	—	—	(4,623)	—

Loss before income taxes	(17,978)	(3,100)	(52,658)	(14,327)

Provision for income taxes	—	—	—	—

Net loss	$(17,978)	$(3,100)	$(52,658)	$(14,327)

Earnings (loss) per common share: basic and diluted	(0.01)	*	(0.03)	(0.01)

Weighted average number of common shares basic and diluted	2,027,000	2,027,000	2,027,000	2,027,000

* Less than $0.01

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Changes in Stockholders’ Equity

(US$, except share data and per share data, or otherwise noted)

For the Three Months Ended September 30, 2020

	Number of Common Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of June 30, 2020 (unaudited)	2,027,000	2,027	70,797	(81,674)	(8,850)
Net loss				(17,978)	(17,978)
Forgiveness of related party loan	—	—	—	—	—
Contributions from stockholders	—	—	31,006	—	31,006
Balance as of September 30, 2020 (unaudited)	2,027,000	2,027	101,803	(99,652)	4,178

For the Nine Months Ended September 30, 2020

	Number of Common Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2020	2,027,000	$2,027	$25,823	$(46,994)	$(19,144)
Net loss				(52,658)	(52,658)
Forgiveness of related party loan	—	—	26,524	—	26,524
Contributions from stockholders	—	—	49,456	—	49,456
Balance as of September 30, 2020 (unaudited)	2,027,000	2,027	101,803	(99,652)	4,178

For the Three Months ended September 30, 2019

	Number of Common Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of June 30, 2019 (unaudited)	2,027,000	$2,027	$25,823	(40,854)	(13,004)
Net loss				(3,100)	(3,100)
Contributions from stockholders	—	—	—	—	—
Balance as of September 30, 2019 (unaudited)	2,027,000	$2,027	$25,823	(43,954)	(16,104)

For the Nine Months ended September 30, 2019

	Number of Common Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2019	2,027,000	$2,027	$25,823	(29,627)	(1,777)
Net loss				(14,327)	(14,327)
Contributions from stockholders	—	—	—	—	—
Balance as of September 30, 2019 (unaudited)	2,027,000	$2,027	$25,823	(43,954)	(16,104)

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Cash Flows

(US$, except share data and per share data, or otherwise noted)

	For Nine Months Ended September 30, 2020	For Nine Months Ended September 30, 2019
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(52,658)	$(14,327)
Adjustments of non-cash items
Depreciation expense	—	1,404
Write-off of property & equipment	4,623	—
Changes in working capital
Decrease in accounts receivable	—	—
Increase (decrease) in prepaid expenses	(4,453)	(747)
Increase (decrease) in accounts payable	3,022	(2,198)
Net cash used in operating activities	(49,466)	(15,868)

Investing Activities
Proceeds from sales of capital assets	—	15,000
Net cash provided by investing activities	—	15,000

Financing Activities
Capital contributions from stockholders	49,456	—
Proceeds from loan from stockholders	—	6,844
Repayment of stockholder loan	—	(6,500)
Net cash provided by financing activities	49,456	344

Net increase in cash and equivalents	(10)	(524)
Cash and equivalents at beginning of the period	10	3,030
Cash and equivalents at end of the period	$—	$2,506
Supplemental cash flow information:
Non-cash activities
Forgiveness of related party loan	$26,524	$—

Supplemental cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.
Notes to the Condensed Financial Statements
For the Nine Months Ended September 30, 2020 and 2019

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

On February 3, 2020, pursuant to a stock purchase agreement dated on January 21, 2020, an individual investor (Mr. Weining Zheng) purchased 1,500,000 shares of the Company’s common stock from its then majority stockholder, Marat Asylbekov, representing 74% of the voting securities of the Company. Following this change of control, the Company changed its business plan to engage in the “smart-home” business in the People’s Republic of China.

The Company plans to conduct smart-home business in the People’s Republic of China, with a focus on developing, promoting and executing high quality integrated smart-home systems and solutions. The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish its business. Given the impact of the novel coronavirus epidemic on the general economy of China and the smart-home industry in particular, the Company has delayed its plan to start the proposed smart-home business until 2021. The Company expects that the funds to finance the commencement of this new business or the acquisition of and/or investment in an existing smart home businesses in China will primarily come from its majority stockholder, Mr. Zheng.

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

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (February 15, 2017) resulting in an accumulated deficit of $99,652 as of September 30, 2020 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months primarily through financings from the Company’s major stockholder.

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

Basic Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no dilutive shares outstanding as of September 30, 2020 and December 31, 2019.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expenses for the three and nine months ended September 30, 2020 and 2019.

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

For the three and nine months ended September 30, 2020 and 2019, the Company has not issued any stock-based payments to its employees. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Revenue is recognized when the following criteria are met:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, we satisfy performance obligation.

The Company did not generate any revenue during the three and nine months ended September 30, 2020 and 2019.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	September 30, 2020	December 31, 2019
	US$	US$
Machinery and equipment	—	—
Furniture and fixtures	—	4,900
Computer	—	1,250
Total	—	6,150
Less: Accumulated depreciation	—	(1,527)
Property and equipment, net	—	4,623

Depreciation expenses were recorded in general and administrative expenses. For the nine months ended September 30, 2020, depreciation expense was nil, compared to $1,404 for the same period ended September 30, 2019.

On January 22, 2020, the Company wrote off all furniture and fixtures and computer as a result of the change of control. These fixed assets were still in the use by the previous major stockholder after the change of control and it was determined not worthwhile to collect and transfer these fixed assets from the hand of the previous major stockholder to the Company. The total book value of $4,623 of the furniture and fixtures and computer therefore was wrote off and recorded as a loss in the nine months ended September 30, 2020.

NOTE 4 – EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. During the three and nine months ended September 30, 2020 and 2019, there was no securities issued.

During the nine months ended September 30, 2020, a related party loan of $26,524 was forgiven by the Company’s former sole officer and director. This debt forgiveness was treated as a capital transaction and hence was recorded into additional paid-in-capital. See Note 5 below for details.

During the three and nine months ended September 30, 2020, the Company received capital contribution of $31,006 and $49,456, respectively, from its new majority stockholder, Weining Zheng, for working capital uses. The capital contribution was recorded in additional paid-in-capital.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or stockholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since its inception through December 31, 2019, the Company’s former sole officer and director, Marat Asylbekov, loaned the Company an aggregate of $26,524 to pay for incorporation costs and operating expenses. As of December 31, 2019, the amount outstanding was $26,524. The loan was non-interest bearing, due upon demand and unsecured. On January 22, 2020, the Company and Mr. Asylbekov entered into a debt forgiveness agreement pursuant to which Mr. Asylbekov forgave the loan with the principal amount of $26,524 that the Company owed to him. Therefore, the Company recorded the $26,524 forgiven loan as a capital transaction in the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2020, the Company received capital contribution of $31,006 and $49,456, respectively, from its new majority stockholder, Weining Zheng, for working capital uses.

During the nine months ended September 30, 2019, the Company’s former sole officer and director, Marat Asylbekov, provided office space to the Company. The Company did not pay any rent to Mr. Asylbekov. Following the change of control, Li Deng, the Company’s sole executive officer and director, provides office space to the Company free of charge. As a result, there was no rent expense for the three and nine months ended September 30, 2020.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2020 has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On February 3, 2020, pursuant to a stock purchase agreement dated on January 21, 2020, an individual investor (Mr. Weining Zheng) purchased 1,500,000 shares of our common stock from our then majority stockholder, Marat Asylbekov, representing 74% of the voting securities of the Company (the “Change of Control”).

Following the Change of Control, we changed our business plan to engage in smart-home business in the People’s Republic of China.

We plan to conduct “smart-home” business in the People’s Republic of China, with a focus on developing, promoting and executing a business aimed at providing high quality integrated technologies and solutions like sensors, Internet and automation control to create a centralized, digital system for homes. We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business or to acquire and/or invest in existing smart home businesses. Given the impact of the novel coronavirus epidemic on the general economy of China and the smart-home industry in particular, we have decided to delay our plan to start our smart-home business until 2021. We expect that the funds to finance the commencement of this new business or acquisition of and/or investment in existing smart home businesses in China will primarily come from our major stockholder.

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

Results of Operations

There was no revenue generated for the three and nine months ended September 30, 2020 and 2019.

During the three months ended September 30, 2020, we incurred operating expenses of $17,978 as compared to $3,100 during the same period of 2019. The increase in 2020 was due to the increase in professional fees after the Change of Control.

During the nine months ended September 30, 2020, we incurred operating expenses of $48,035 as compared to $14,327 during the same period of 2019. The increase in 2020 was also due to the increase in professional fees after the Change of Control.

There were no other expenses incurred during the three and nine months ended September 30, 2020 and 2019.

During the nine months ended September 30, 2020, we had other expense of $4,623 relating to the write-off of the Company’s property & equipment after the Change of Control.

As a result of the foregoing, our net loss for the three and nine months ended September 30, 2020 was $16,300 and $52,658, respectively, as compared to a net loss of $4,578 and $14,327 for the three and nine months ended September 30, 2019, respectively.

Liquidity and Capital Resources

As of September 30, 2020, our total assets were $7,200 compared to $7,380 in total assets at December 31, 2019. As of September 30, 2020, our total liabilities were $3,022 compared to $26,524 at December 31, 2019. Stockholders’ equity was $4,178 as of September 30, 2020 compared to the stockholders’ deficit of $19,144 as of December 31, 2019.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

For the nine months ended September 30, 2020, net cash flows used in operating activities was $49,466 due to:

●	net loss of $52,658;
●	non-cash write-off of fixed assets of $4,623;
●	Decrease in prepaid expenses of $4,453;
●	Increase in accounts payable of $3,022.

Net cash flows used in operating activities was $15,868 for the same period of 2019 due to:

●	net loss of $14,327;
●	non-cash depreciation expenses of $1,404;
●	Decrease in prepaid expenses of $747;
●	Decrease in accounts payable of $2,198.

Cash Flows from Investing Activities

There were no investing activities for the nine months ended September 30, 2020. For the same period of 2019, we received $15,000 proceeds from sales of fixed assets.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from stockholders or financing through the sales of securities. For the nine months ended September 30, 2020, we received capital contributions of $49,456 from our current major stockholder for working capital uses. For the same period of 2019, we received loan proceeds of $6,844 from our then sole officer and director, which was offset by a repayment of $6,500 we made to this sole officer and director.

Plan of Operation and Funding

Our future capital requirements will depend on numerous factors including, but not limited to, the establishment and development of our new smart-home business opportunities in China. We expect to depend on financing from our majority stockholder to meet our current minimal operating expenses. As we are a start-up company, our operating expenses are limited and discretional based on the availability of its funds. Management believes that the financing from our majority stockholder will support our planned operations over the next 12 months.

We do not have lines of credit or other bank financing arrangements. In connection with our new business plan after the Change of Control, management anticipates operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses will be funded primarily by debt or equity financings from our majority stockholder. However, there is no assurance that such funds will be available or available on acceptable terms. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Under the supervision of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officer”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020 due to the material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; (iii) lack of multi-level review and oversight in internal control structure and (iv) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses after we acquire or form an operating business and when such resources required for implementing proper internal controls for financial reporting are available.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exent Corp.

Dated: November 20, 2020	By:	/s/ Li Deng
Name: Li Deng
Title: President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)