Form 10-K
period 2020-12-31
EXENT CORP.
filed 2021-04-15
CIK 1726744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of such shares on the OTC markets as of June 30, 2020 was approximately $1,054,000.

As of April 15, 2021, the registrant had 2,027,000 shares of common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to establish our business in China and implement our business plan;
●	acceptance of our smart-home products and services that we expect to market;
●	our ability to retain key employees;
●	adverse changes in general market conditions for smart-home products and services in China;
●	our ability to continue as a going concern;
●	our future financing plans our future financing plans (including the availability of future funding from our majority shareholder); and
●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the ongoing COVID-19 pandemic in China and around the world).

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

We plan to conduct smart-home business in the People’s Republic of China, with a focus on developing, promoting and executing high quality integrated smart-home systems and solutions. We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business or to acquire and/or invest in existing smart home businesses. We aim to start the smart-home business in 2021 and the funds to financing the start-up of the new business or acquisition of and/or investment in existing smart home business will primarily come from our majority shareholder.  However, our plan to operate in the smart home industry may be adversely impacted by the ongoing COVID-19 pandemic in China and around the world. Although China has made great efforts to contain the spread of the virus and had brought the outbreak under control, the economy, financial market and businesses in China have been suffering from the pandemic. We may change our plan to do business in other industries in China should we determine that the smart home industry is materially and adversely affected by the outbreak of coronavirus and it is no longer in the best interest of our stockholders and the Company to proceed with our original plan.

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

As of April 15, 2021, there were 2,027,000 shares of common stock issued and outstanding and held by a total of 11 shareholders of record.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

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

We were incorporated in the state of Nevada on February 15, 2017. Our original business was manufacturing and selling steel drywall studs in the Kyrgyz market to wholesale customers. During the fiscal year ended December 31, 2019, we sold our stud manufacturing machine as it was outdated. Production thereafter was temporarily on hold until new equipment was purchased.

Following the Change of Control, we changed our business plan to engage in smart-home business in the People’s Republic of China.

We plan to conduct smart-home business in the People's Republic of China, with a focus on developing, promoting and executing high quality integrated smart-home systems and solutions. We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business or to acquire and/or invest in existing smart home businesses. We aim to start the smart-home business in 2021 and the funds to financing the start-up of the new business or acquisition of and/or investment in existing smart home businesses will primarily come from our majority shareholder. However, our plan to operate in the smart home industry may be adversely impacted by the ongoing COVID-19 pandemic, which is now continuing to spread throughout the world. Although China has made great efforts to contain the spread of the virus and had brought the outbreak under control, the economy, financial market and businesses in China have been suffering from the pandemic. As a result of the epidemic and its socioeconomic impact in China, we may change our plan to do business in other industries in China should we determine that the smart home industry is materially and adversely affected by the COVID-19 pandemic and it is no longer in the best interest of our stockholders and the Company to proceed with our original plan.

Results of Operations

There was no revenue generated for the years ended December 31, 2020 and 2019.

During the year ended December 31, 2020, we incurred operating expenses of $65,082 as compared to $17,367 during the same period of 2019. The increase in 2020 was due to the increase in professional fees after the Change of Control. The increase in professional fees was due to the Company started using professional consultants, including lawyer and financial advisor to perform certain financial reporting functions in 2020 after the Change of Control. In 2019, these functions were mainly performed by management.

During the year ended December 31, 2020, we had other expense of $4,623 relating to the write-off of the Company’s property and equipment after the Change of Control.

As a result of the foregoing, our net loss for the year ended December 31, 2020 was $69,705 as compared to a net loss of $17,367 for the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, our total assets were $nil compared to $7,380 in total assets at December 31, 2019. As of December 31, 2020, our total liabilities were $9,344 compared to $26,524 at December 31, 2019. Stockholders’ deficit was $9,344 as of December 31, 2020 compared to the stockholders’ deficit of $19,144 as of December 31, 2019.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

For the year ended December 31, 2020, net cash flows used in operating activities was $52,991 due to:

●	net loss of $69,705;
●	non-cash write-off of fixed assets of $4,623;
●	decrease in prepaid expenses of $2,747;
●	increase in accounts payable of $9,344.

Net cash flows used in operating activities was $20,681 for the same period of 2019 due to:

●	net loss of $17,367;
●	non-cash depreciation expenses of $1,631;
●	increase in prepaid expenses of $2,747;
●	decrease in accounts payable of $2,198.

Cash Flows from Investing Activities

There were no investing activities for the year ended December 31, 2020. For the same period of 2019, we received $15,000 proceeds from sales of fixed assets.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from stockholders or financing through the sales of securities. For the year ended December 31, 2020, we received capital contributions of $52,981 from our current majority stockholder for working capital uses. For the same period of 2019, we received loan proceeds of $10,844 from our then sole officer and director, which was offset by a repayment of $8,223 we made to this sole officer and director.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Exent Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Exent Corp. (“the Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception, an accumulated deficit and further losses are expected. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2018. Spokane, Washington
April 15, 2021

Exent Corp.

Balance Sheets

(US$, except share data and per share data, or otherwise noted)

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$—	$10
Prepaid expenses	—	2,747
Total Current Assets	—	2,757

Non-current Assets
Property and equipment, net of accumulated depreciation	—	4,623
Total Non-current Assets	—	4,623

Total Assets	$—	$7,380
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from a related party	$—	$26,524
Accounts Payable	9,344	—
Total Liabilities	9,344	26,524
Commitments and Contingencies	—	—
Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,027,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019	2,027	2,027
Additional paid-in-capital	105,328	25,823
Accumulated Deficit	(116,699)	(46,994)
Total Stockholders’ Deficit	(9,344)	(19,144)

Total Liabilities and Stockholders’ Deficit	$—	$7,380

The accompanying notes are an integral part of these financial statements.

Exent Corp.

Statement of Operations

(US$, except share data and per share data, or otherwise noted)

	For the year ended December 31, 2020	For the year ended December 31, 2019
Revenue	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Professional fees	$56,250	$10,450
Rent	—	1,750
General and administrative expenses	8,832	5,167
Total Operation Expenses	65,082	17,367

Loss from operations	(65,082)	(17,367)

Other expenses
Other expenses – write off of property & equipment	(4,623)	—
Total other expense	(4,623)	—

Loss before taxes	(69,705)	(17,367)

Provision for taxes	—	—

Net loss	$(69,705)	$(17,367)

Loss per common share: Basic and Diluted	$(0.03)	$(0.01)

Weighted Average Number of Common Shares Basic and Diluted	2,027,000	2,027,000

The accompanying notes are an integral part of these financial statements.

Exent Corp.

Statements of Changes in Shareholders’ Equity

For the Years ended December 31, 2020 and 2019

(US$, except share data and per share data, or otherwise noted)

	Number of Common Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Total
Balances as of December 31, 2018	2,027,000	$2,027	$25,823	$(29,627)	$(1,777)
Net loss for the year	—	—	—	(17,367)	(17,367)
Balances as of December 31, 2019	2,027,000	2,027	25,823	(46,994)	(19,144)
Net loss for the year	—	—	—	(69,705)	(69,705)
Forgiveness of related party loan	—	—	26,524	—	26,524
Contributions from stockholders	—	—	52,981	—	52,981
Balances as of December 31, 2020	2,027,000	$2,027	$105,328	$(116,699)	$(9,344)

The accompanying notes are an integral part of these financial statements.

Exent Corp.

Statements of Cash Flows

(US$, except share data and per share data, or otherwise noted)

	For the year ended December 31, 2020	For the year ended December 31, 2019
Operating Activities
Net loss	$(69,705)	$(17,367)
Adjustments of non-cash items
Depreciation expense	—	1,631
Write-off of property & equipment	4,623	—
Changes in working capital
(Increase) decrease in prepaid expenses	2,747	(2,747)
Increase (decrease) in accounts payable	9,344	(2,198)
Net cash used in operating activities	(52,991)	(20,681)

Investing Activities
Proceeds from sales of capital assets	—	15,000
Net cash provided by (used in) investing activities	—	15,000

Financing Activities
Capital contributions from stockholders	52,981	—
Proceeds from loan from stockholders	—	10,884
Repayment of stockholder loan	—	(8,223)
Net cash provided by financing activities	52,981	2,661

Net increase in cash and equivalents	(10)	(3,020)
Cash and equivalents at beginning of the period	10	3,030
Cash and equivalents at end of the period	$—	$10
Supplemental cash flow information:
Forgiveness of related party loan	$26,524	$—

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Exent Corp.
Notes to the Financial Statements
For the Years Ended December 31, 2020 and 2019

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

On February 3, 2020, pursuant to a stock purchase agreement dated on January 21, 2020, an individual investor (Mr. Weining Zheng) purchased 1,500,000 shares of the Company's common stock from the Company's then majority stockholder, Marat Asylbekov, representing 74% of the voting securities of the Company. Following this change of control, the Company changed its business plan to engage in the "smart-home" business in the People's Republic of China.

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

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (February 15, 2017) resulting in an accumulated deficit of as of December 31, 2020 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no dilutive shares outstanding as of December 31, 2020 and 2019.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expenses for the years ended December 31, 2020 and December 31, 2019.

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

For the years ended December 31, 2020 and 2019, the Company has not issued any stock-based payments to its employees. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Revenue is recognized when the following criteria are met:

●	Identification of the contract, or contracts, with customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, we satisfy performance obligation.

The Company did not generate any revenue during the years ended December 31, 2020 and 2019.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	December 31, 2020	December 31, 2019
	US$	US$
Machinery and equipment	—	—
Furniture and fixtures	—	4,900
Computer	—	1,250
Total	—	6,150
Less: Accumulated depreciation	—	(1,527
Property and equipment, net	—	4,623

Depreciation expenses were recorded in general and administrative expenses. For the year ended December 31, 2020, depreciation expense was $nil compared to $1,631 for the year ended December 31, 2019.

On January 22, 2020, the Company wrote off all furniture and fixtures and computer as a result of the change of control. These fixed assets were still in the use by the Company's previous major stockholder after the change of control and it was determined not worthwhile to collect and transfer these fixed assets from the hand of the previous major stockholder to the Company. The total book value of $4,623 of the furniture and fixtures and computer therefore was wrote off and recorded as a loss in the year ended December 31, 2020.

NOTE 4 – EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. During the year ended December 31, 2020 and 2019, there was no securities issued.

During the year ended December 31, 2020, a related party loan of $26,524 was forgiven by the Company’s former sole officer and director. This debt forgiveness was treated as a capital transaction and hence was recorded into additional paid-in-capital. See Note 5 below for details.

During the year ended December 31, 2020, the Company received capital contributions of $52,981, from its new majority stockholder, Weining Zheng, for working capital uses. The capital contribution was recorded in additional paid-in-capital.

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

Since its inception through December 31, 2019, the Company’s former sole officer and director, Marat Asylbekov, loaned the Company an aggregate of $26,524 to pay for incorporation costs and operating expenses. As of December 31, 2019, the amount outstanding was $26,524. The loan was non-interest bearing, due upon demand and unsecured. On January 22, 2020, the Company and Mr. Asylbekov entered into a debt forgiveness agreement pursuant to which Mr. Asylbekov forgave the loan with the principal amount of $26,524 that the Company owed to him. Therefore, the Company recorded the $26,524 forgiven loan as a capital transaction in the year ended December 31, 2020.

During the year ended December 31, 2020, the Company received capital contribution of $52,981, from its new majority stockholder, Weining Zheng, for working capital uses.

NOTE 6 – INCOME TAX

The Company is subject to income tax in the U.S., as well as state of Nevada jurisdictions. As of December 31, 2020, the Company had net operating loss of $116,699 that may be carried forward indefinitely to reduce future years’ taxable income. As of December 31, 2019, the Company had net operating loss carry forwards of $46,994.

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and the change of control may affect the Company's ability to recognize the net operating losses. Therefore, the Company has recorded full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2020 has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses, which are indicative of many small companies with small staff, as of December 31, 2020: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; (iii) lack of multi-level review and oversight in internal control structure and (iv) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding our sole director and officer:

Name	Age	Positions	Date First Appointed
Li Deng	35	President, Treasurer, Secretary and director	February 3, 2020

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

Since its inception through December 31, 2019, the Company’s former sole officer and director, Marat Asylbekov, loaned the Company an aggregate of $26,524 to pay for incorporation costs and operating expenses. As of December 31, 2019, the amount outstanding was $26,524. The loan was non-interest bearing, due upon demand and unsecured. On January 22, 2020, the Company and Mr. Asylbekov entered into a debt forgiveness agreement pursuant to which Mr. Asylbekov forgave the loan with the principal amount of $26,524 that the Company owed to him. Therefore, the Company recorded the $26,524 forgiven loan as a capital transaction in the year ended December 31, 2020.

During the year ended December 31, 2020, the Company received capital contribution of $52,981, from its new majority stockholder, Weining Zheng, for working capital uses.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the audit of our annual financial statements for the fiscal years ended December 31, 2020 and 2019 and fees billed for other services during those periods.

	December 31, 2020	December 31, 2019
Audit fees	$11,250	$10,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total Fees	$11,250	$10,000

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
	(1)	Financial Statements
	(2)	Financial Statements Schedule

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

EXENT CORP.

Date: April 15, 2021	By:	/s/	Li Deng
		Name:	Li Deng
		Title:	President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Li Deng	President, Treasurer and Secretary and director	April 15, 2021
Li Deng	(Principal Executive Officer and Principal Financial and Accounting Officer)