Form 10-Q
period 2021-03-31
EXENT CORP.
filed 2021-05-17
CIK 1726744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 15, 2021, there were 2,027,000 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to establish our business in China and implement our business plan;

●	acceptance of our smart-home products and services that we expect to market;

●	our ability to retain key employees;

●	adverse changes in general market conditions for smart-home products and services in China;

●	our ability to continue as a going concern;

●	our future financing plans; and

●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the ongoing global novel coronavirus pandemic in China and around the world).

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Exent Corp.

Condensed Balance Sheets

(US$, except share data and per share data, or otherwise noted)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$3,491	$9,344
Total Liabilities	3,491	9,344
Commitments and Contingencies	—	—
Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,027,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	2,027	2,027
Additional paid-in-capital	130,378	105,328
Accumulated Deficit	(135,896)	(116,699)
Total Stockholders’ Deficit	(3,491)	(9,344)

Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statement of Operations

(US$, except share data and per share data, or otherwise noted)

	For Three Months Ended March 31, 2021	For Three Months Ended March 31, 2020
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Professional fees	$17,200	$11,100
General and administrative expenses	1,997	2,657
Total operation expenses	19,197	13,757

Loss from operations	(19,197)	(13,757)

Other income (expenses)
Other expenses – write off of property & equipment	—	(4,623)
Total other income (expenses)	—	(4,623)

Income (loss) before taxes	(19,197)	(18,380)

Provision for taxes	—	—

Net income (loss)	$(19,197)	$(18,380)

Earnings (loss) per common share: Basic and Diluted	$ *	$ *

Weighted Average Number of Common Shares Basic and Diluted	2,027,000	2,027,000

* Less than $0.01

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(US$, except share data and per share data, or otherwise noted)

 For the Three Months Ended March 31, 2021

	Number of Common Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2021	2,027,000	$2,027	$105,328	$(116,699)	$(9,344)
Net loss				(19,197)	(19,197)
Contributions from stockholders	—	—	25,050		25,050
Balance as of March 31, 2021 (unaudited)	2,027,000	$2,027	$130,378	$(135,896)	$(3,491)

For the Three Months Ended March 31, 2020

	Number of Common Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2020	2,027,000	$2,027	$25,823	$(46,994)	$(19,144)
Net loss				(18,380)	(18,380)
Forgiveness of related party loan			26,524		26,524
Contributions from stockholders	—	—	15,200	—	15,200
Balance as of March 31, 2020 (unaudited)	2,027,000	$2,027	$67,547	$(65,374)	$4,200

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Cash Flows

(US$, except share data and per share data, or otherwise noted)

	For Three Months Ended March 31, 2021	For Three Months Ended March 31, 2020
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(19,197)	$(18,380)
Adjustments of non-cash items
Write-off of property & equipment	—	4,623
Changes in working capital
Increase in prepaid expenses	—	(4,453)
Increase (decrease) in accounts payable	(5,853)	3,000
Net cash used in operating activities	(25,050)	(15,210)

Investing Activities	—	—

Financing Activities
Capital contributions from stockholders	25,050	15,200
Net cash provided by financing activities	25,050	15,200

Net increase in cash and equivalents	—	(10)
Cash and equivalents at beginning of the period	—	10
Cash and equivalents at end of the period	$—	$—
Supplemental cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.
Notes to the Condensed Financial Statements
For the Three Months Ended March 31, 2021 and 2020

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

The Company plans to conduct business in the People’s Republic of China in the “smart-home” sector, with a focus on developing, promoting and executing high quality integrated smart-home systems and solutions. The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish its business. Given the impact of the novel coronavirus epidemic on the general economy of China and the smart-home industry in particular, the Company has delayed its plan to start the proposed smart-home business until 2021. The Company expects that the funds to finance the commencement of this new business or the acquisition of and/or investment in an existing smart home businesses in China will primarily come from its majority stockholder, Mr. Zheng.

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

GOING CONCERN

The unaudited condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (February 15, 2017) resulting in an accumulated deficit of as of March 31, 2021 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

These unaudited condensed financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.” While management believes that the actions already taken or planned will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the reported amounts of its liabilities, the reported expenses and the balance sheet classifications used.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no dilutive shares outstanding as of March 31, 2021 and December 31, 2020.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expenses for the quarters ended March 31, 2021 and 2020.

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

For the quarters ended March 31, 2021 and 2020, the Company has not issued any stock-based payments to its employees. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, collectively referred to as ASC 606, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Previously we recorded revenue based on ASC Topic 605. Adoption of new accounting standard did not have any material impact on the Company as it did not generate any revenue during the three months ended March 31, 2020 and 2019.

The Company expects to recognize revenue under ASC 6060 if and when the following criteria are met:

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

NOTE 3 – EQUITY

The Company is authorized to issue 75,000,000 shares of common stock authorized with a par value of $0.001 per share. During the three months ended March 31, 2021 and 2020, there was no securities issued.

As of March 31, 2021, and December 31, 2020, the Company had 2,027,000 shares of common stock issued and outstanding respectively.

During the three months ended March 31, 2021, the Company received capital contribution of $25,050 from its majority stockholder, Weining Zheng, for working capital uses. The capital contribution was recorded in additional paid-in-capital.

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it expects to rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or stockholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since its inception through December 31, 2019, the Company’s former sole officer and director, Marat Asylbekov, loaned the Company an aggregate of $26,524 to pay for incorporation costs and operating expenses. As of December 31, 2019, the amount outstanding was $26,524. The loan was non-interest bearing, due upon demand and unsecured. On January 22, 2020, Mr. Asylbekov forgave the loan with the principal amount of $26,524 that the Company owed to him. Therefore, the Company recorded the $26,524 forgiven loan as a capital transaction in the three months ended March 31, 2020.

During the three months ended March 31, 2021, the Company received capital contribution of $25,050 from its majority stockholder, Weining Zheng, for working capital uses.

 NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2021 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Exent Corp. (the “Company,” “we” or similar terminology) incorporated in the state of Nevada on February 15, 2017. Our original business was manufacturing and selling steel drywall studs in the Kyrgyz market to wholesale customers. During the fiscal year ended December 31, 2019, we sold our stud manufacturing machine as it was outdated. Production thereafter was temporarily on hold until new equipment was purchased.

On February 3, 2020, pursuant to a stock purchase agreement dated on January 21, 2020, an individual investor (Mr. Weining Zheng) purchased 1,500,000 shares of our common stock from our then majority stockholder, Marat Asylbekov, representing 74% of the voting securities of our company (the “Change of Control”). Following the Change of Control, we changed our business plan to engage in smart-home business in the People’s Republic of China.

We plan to conduct business in the People’s Republic of China in the “smart home” sector, with a focus on developing, promoting and executing high quality integrated smart-home systems and solutions. We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business or to acquire and/or invest in existing smart home businesses. We aim to start the smart-home business in 2021 and the funds to financing the start-up of the new business or acquisition of and/or investment in existing smart home businesses will primarily come from our major stockholder. However, our plan to operate in the smart home industry has been adversely impacted by the ongoing COVID-19 pandemic, which is now continuing to spread throughout the world. Although China has made great efforts to contain the spread of the virus and had brought the outbreak under control, the economy, financial market and businesses in China have been suffering due to COVID-19. As a result of COVID-19 and its socioeconomic impact in China, we may change our plan to do business in other industries in China should we determine that the smart home industry is materially and adversely affected by COVID-19 and it is no longer in the best interest of our stockholders and the Company to proceed with our original plan.

Results of Operations

There was no revenue generated for the periods ended March 31, 2021 and 2020. We did not expect to generate any revenue until our business plan is implemented.

During the three months ended March 31, 2021, we incurred operating expenses of $19,197 as compared to $13,757 during the same period of 2020. The increase in 2021 was due to the increase in professional fees after the Change of Control. The increase in professional fees was due to the Company started using professional consultants, including lawyer and financial advisor to perform certain financial reporting functions since March 2020 after the Change of Control. Before that, these functions were mainly performed by management.

During the three months ended March 31, 2020, we had other expense of $4,623 relating to the write-off of the Company’s property and equipment.

As a result of the foregoing, our net loss for the three months ended March 31, 2021 was $19,197 as compared to a net loss of $18,380 for the same period of 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had no assets and our total liabilities were $3,491 compared to $9,344 at December 31, 2020. Working capital deficit was $3,491 as of March 31, 2021 compared to $9,344 as of December 31, 2020.

Cash Flows from Operating Activities

We did not generate any cash flows from operating activities for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021, net cash flows used in operating activities was $25,050 due to:

●	net loss of $19,197; and
●	decrease in accounts payable of $5,853.

Net cash flows used in operating activities was $15,210 for the same period of 2020 due to:

●	net loss of $18,380;
●	increase by adjusting non-cash write-off of fixed assets of $4,623;
●	increase in prepaid expenses of $4,453; and
●	increase in accounts payable of $3,000.

Cash Flows from Investing Activities

There were no investing activities for the three months ended March 31, 2021 and 2020.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from stockholders or financing through the sales of securities. For the three months ended March 31, 2021, we received capital contributions of $25,050 from our major stockholder for working capital uses. For the same period of 2020, we received loan proceeds of $15,200 from our then sole officer and director.

Plan of Operation and Funding

Our future capital requirements will depend on numerous factors including, but not limited to, the establishment and development of our “smart-home” business opportunities in China. We expect to depend on financing from our majority stockholder to meet our current minimal operating expenses. As we are a start-up company, our operating expenses are limited and discretional based on the availability of its funds. Management believes that the financing from our majority stockholder will support our planned operations over the next 12 months.

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

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Principal Executive Officer and Principal Financial Officer (the “Certifying Officer”) or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our Certifying Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; (iii) lack of multi-level review and oversight in internal control structure and (iv) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses after we develop or acquire an operating business and when such resources required for implementing proper internal controls for financial reporting are available.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exent Corp.

Dated: May 17, 2021	By:	/s/ Li Deng
Name: Li Deng
Title: President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)