Form 10-Q
period 2021-06-30
EXENT CORP.
filed 2021-08-16
CIK 1726744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 2,027,000 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Exent Corp.

Condensed Balance Sheets

(US$, except share data or otherwise noted)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$4,238	9,344
Total Liabilities	4,238	9,344
Commitments and Contingencies	—	—
Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,027,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	2,027	2,027
Additional paid-in-capital	144,678	105,328
Accumulated Deficit	(150,943)	(116,699)
Total Stockholders’ Equity (Deficit)	(4,238)	(9,344)

Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Operations

(US$, except share data or otherwise noted)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating Expenses
Professional fees	13,050	15,050	30,250	26,150
General & administrative expenses	1,997	1,250	3,994	3,907
Total operating expenses	15,047	16,300	34,244	30,057

Loss from operations	(15,047)	(16,300)	(34,244)	(30,057)

Other expense
Other expenses write off of property & equipment	—	—	—	(4,623)
Total other expense	—	—	—	(4,623)

Loss before income taxes	(15,047)	(16,300)	(34,244)	(34,680)

Provision for income taxes	—	—	—	—

Net loss	$(15,047)	$(16,300)	$(34,244)	$(34,680)

Earnings (loss) per common share: basic and diluted	— *	— *	(0.02)	(0.02)

Weighted average number of common shares basic and diluted	2,027,000	2,027,000	2,027,000	2,027,000

*	Less than $0.01

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Changes in Stockholders’ Equity

(US$, except share data or otherwise noted)

For the Three Months Ended June 30, 2021

	Number of Common Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of March 31, 2021	2,027,000	$2,027	$130,378	$(135,896)	$(3,491)
Net loss				(15,047)	(15,047)
Contributions from stockholders	—	—	14,300	—	14,300
Balance as of June 30, 2021 (unaudited)	2,027,000	$2,027	144,678	(150,943)	(4,238)

For the Six Months Ended June 30, 2021

	Number of Common Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2021	2,027,000	$2,027	$105,328	$(116,699)	$(9,344)
Net loss				(34,244)	(34,244)
Contributions from stockholders	—	—	39,350	—	39,350
Balance as of June 30, 2021 (unaudited)	2,027,000	$2,027	144,678	(150,943)	(4,238)

For the Three Months ended June 30, 2020

	Number of Common Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of March 31, 2020	2,027,000	$2,027	$67,547	$(65,374)	$4,200
Net loss				(16,300)	(16,300)
Contributions from stockholders	—	—	3,250	—	3,250
Balance as of June 30, 2020 (unaudited)	2,027,000	$2,027	$70,797	(81,674)	(8,850)

For the Six Months ended June 30, 2020

	Number of Common Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2020	2,027,000	$2,027	$25,823	$(46,994)	$(19,144)
Net loss				(34,680)	(34,680)
Forgiveness of related party loan	—	—	26,524	—	26,524
Contributions from stockholders	—	—	18,450	—	18,450
Balance as of June 30, 2020 (unaudited)	2,027,000	$2,027	70,797	(81,674)	(8,850)

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Cash Flows

(US$, except share data or otherwise noted)

	For Six Months Ended June 30, 2021	For Six Months Ended June 30, 2020
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(34,244)	$(34,680)
Adjustments of non-cash items
Write-off of property & equipment	—	4,623
Changes in working capital
Increase in prepaid expenses	—	2,747
Increase (decrease) in accounts payable	(5,106)	8,850
Net cash used in operating activities	(39,350)	(18,460)

Investing Activities
Proceeds from sales of capital assets	—	—
Net cash provided by Investing activities	—	—

Financing Activities
Capital contributions from stockholders	39,350	18,450
Net cash provided by financing activities	39,350	18,450

Net increase in cash and equivalents	—	(10)
Cash and equivalents at beginning of the period	—	10
Cash and equivalents at end of the period	$—	$—
Supplemental cash flow information:
Non-cash activities
Forgiveness of related party loan	$—	$26,524

Supplemental cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.
Notes to the Condensed Financial Statements
For the Six Months Ended June 30, 2021 and 2020

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

The Company plans to conduct business in the People’s Republic of China in the “smart-home” sector, with a focus on developing, promoting and executing high quality integrated smart-home systems and solutions. The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish its business. Given the impact of the novel coronavirus epidemic on the general economy of China and the smart-home industry in particular, the Company has delayed its plan to start the smart-home business in 2020 and the funds to finance the start-up of this new business will primarily come from its majority stockholder, Mr. Zheng.

In March 2020, the Word Health Organization has declared the spread of the novel coronavirus and related illness known as COVID-19 a pandemic. The global economy (including China, the Company’s base of operations) has been significantly impacted by the pandemic. The Company’s current business plans and initiatives have been and are expected to continue to be impacted by the pandemic. The extent of the impact of COVID-19 pandemic on the Company’s ability to execute its business plans and initiatives will depend upon the developments related to the pandemic, including the recurrence, duration and spread of the COVID-19 and lockdown restrictions imposed by the respective global governments and oversight bodies. All of these factors are uncertain and cannot be easily estimated given the novelty of the pandemic and the risk of outbreak recurrences even in places (such as in China) where initial outbreaks have subsided. Given the fluid nature of pandemic situation, the Company cannot reasonably estimate the impact of COVID-19 on its future operational and financial performance and implementation of its business plans.

GOING CONCERN

The unaudited condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (February 15, 2017) resulting in an accumulated deficit of as of June 30, 2021 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Basic Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no dilutive shares outstanding as of June 30, 2021 and December 31, 2020.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expenses for the three and six months ended June 30, 2021 and 2020.

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

For the three and six months ended June 30, 2021 and 2020, the Company has not issued any stock-based payments to its employees. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

The Company did not generate any revenue during the three and six months ended June 30, 2021 and 2020.

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

NOTE 3 – EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. During the three and six months ended June 30, 2021 and 2020, there was no securities issued.

As of June 30, 2021 and December 31, 2020, the Company had 2,027,000 shares of common stock issued and outstanding, respectively.

During the three and six months ended June 30, 2021, the Company received capital contribution of $14,300 and $39,350 respectively from its majority stockholder, Weining Zheng, for working capital uses. The capital contribution was recorded in additional paid-in-capital.

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

Since its inception through December 31, 2019, the Company’s former sole officer and director, Marat Asylbekov, loaned the Company an aggregate of $26,524 to pay for incorporation costs and operating expenses. On January 22, 2020, the Company and Mr. Asylbekov entered into a debt forgiveness agreement pursuant to which the former sole officer and director forgave the loan with the principal amount of $26,524 that the Company owed to him. Therefore, the Company recorded a gain of $26,524 in the six months ended June 30, 2020.

During the three and six months ended June 30, 2021, the Company received capital contribution of $14,300 and $39,350, respectively from its majority stockholder, Weining Zheng, for working capital uses.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2021 has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP.

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

Results of Operations

There was no revenue generated for the three and six months ended June 30, 2021 and 2020. We did not expect to generate any revenue until our business plan is implemented.

During the three months ended June 30, 2021, we incurred operating expenses of $15,047, which included legal, accounting, audit and filing expenses. The amount is consistent with $16,300 incurred during the same period of 2020.

During the six months ended June 30, 2021, we incurred operating expenses of $34,244, which is fairly consistent with the $30,057 incurred during the same period of 2020.

During the six months ended June 30, 2020, we had other expense of $4,623 relating to the write-off of the Company’s property & equipment. There were no other expenses for the six months ended June 30, 2021 and for the three-month periods ended June 30, 2020 and 2021.

As a result of the foregoing, our net loss for the three and six months ended June 30, 2021 was $15,047 and $34,244 respectively as compared to the net loss of $16,300 and $34,680 for the same periods of 2020.

Liquidity and Capital Resources

As of June 30, 2021, our total liabilities were $4,238 compared to $9,344 at December 31, 2020. Stockholders’ deficit was $4,238 as of June 30, 2021 compared to the stockholders’ deficit of $9,344 as of December 31, 2020.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

For the six months ended June 30, 2021, net cash flows used in operating activities was $39,350 due to:

●	net loss of $34,244; and
●	Decrease in accounts payable of $5,106.

Net cash flows used in operating activities was $18,460 for the same period of 2020 due to:

●	net loss of $34,680;
●	Increase in non-cash write-off of fixed assets of $4,623;
●	Increase in prepaid expenses of $2,747;
●	Increase in accounts payable of $8,850.

Cash Flows from Investing Activities

There were no investing activities for the three months ended June 30, 2021 and 2020.

Cash Flows from Financing Activities

We have financed our operations primarily from either advance from stockholders or financing through the sales of securities. For the six months ended June 30, 2021, we received capital contributions of $39,350 from our major stockholder for working capital uses. For the same period of 2020, we received capital contributions of $18,450 from our then sole officer and director.

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

Under the supervision of our Certifying Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; (iii) lack of multi-level review and oversight in internal control structure and (iv) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exent Corp.

Dated: August 16, 2021	By:	/s/ Li Deng
Name: Li Deng
Title: President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

