Form 10-Q
period 2021-09-30
EXENT CORP.
filed 2021-11-15
CIK 1726744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 2,027,000 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Exent Corp.

Condensed Balance Sheets

(US$, except share data or otherwise noted)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$6,235	9,344
Total Liabilities	6,235	9,344
Commitments and Contingencies	—	—
Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,027,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	2,027	2,027
Additional paid-in-capital	157,728	105,328
Accumulated Deficit	(165,990)	(116,699)
Total Stockholders’ Equity (Deficit)	(6,235)	(9,344)

Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Operations

(US$, except share data or otherwise noted)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating Expenses
Professional fees	13,050	15,050	43,300	41,200
General & administrative expenses	1,997	2,928	5,991	6,835
Total operating expenses	15,047	17,978	49,291	48,035

Loss from operations	(15,047)	(17,978)	(49,291)	(48,035)

Other expense
Write off of property & equipment	—	—	—	(4,623)
Total other expense	—	—	—	(4,623)

Loss before income taxes	(15,047)	(17,978)	(49,291)	(52,658)

Provision for income taxes	—	—	—	—

Net loss	$(15,047)	$(17,978)	$(49,291)	$(52,658)

Earnings (loss) per common share: basic and diluted	—*	(0.01)	(0.02)	(0.03)

Weighted average number of common stock basic and diluted	2,027,000	2,027,000	2,027,000	2,027,000

*	Less than $0.01

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Changes in Stockholders’ Equity

(US$, except share data or otherwise noted)

For the Three Months Ended September 30, 2021

	Number of Common Stock	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of June 30, 2021	2,027,000	$2,027	$144,678	$(150,943)	$(4,238)
Net loss				(15,047)	(15,047)
Contributions from stockholders	—	—	13,050	—	13,050
Balance as of September 30, 2021 (unaudited)	2,027,000	$2,027	$157,728	$(165,990)	$(6,235)

For the Nine Months Ended September 30, 2021

	Number of Common Stock	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2021	2,027,000	$2,027	$105,328	$(116,699)	$(9,344)
Net loss				(49,291)	(49,291)
Contributions from stockholders	—	—	52,400	—	52,400
Balance as of September 30, 2021 (unaudited)	2,027,000	$2,027	$157,728	$(165,990)	$(6,235)

For the Three Months Ended September 30, 2020

	Number of Common Stock	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of June 30, 2020	2,027,000	$2,027	$70,797	$(81,674)	$(8,850)
Net loss				(17,978)	(17,978)
Contributions from stockholders	—	—	31,006	—	31,006
Balance as of September 30, 2020 (unaudited)	2,027,000	$2,027	$101,803	$(99,652)	$4,178

For the Nine Months Ended September 30, 2020

	Number of Common Stock	Amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2020	2,027,000	$2,027	$25,823	$(46,994)	$(19,144)
Net loss				(52,658)	(52,658)
Forgiveness of related party loan	—	—	26,524	—	26,524
Contributions from stockholders	—	—	49,456	—	49,456
Balance as of September 30, 2020 (unaudited)	2,027,000	$2,027	$101,803	$(99,652)	$4,178

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.

Condensed Statements of Cash Flows

(US$, except share data or otherwise noted)

	For Nine Months Ended September 30, 2021	For Nine Months Ended September 30, 2020
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(49,291)	$(52,658)
Adjustments of non-cash items
Write-off of property & equipment	—	4,623
Changes in working capital
Increase (decrease) in prepaid expenses	—	(4,453)
Increase (decrease) in accounts payable	(3,109)	3,022
Net cash used in operating activities	(52,400)	(49,466)

Financing Activities
Capital contributions from stockholders	52,400	49,456
Net cash provided by financing activities	52,400	49,456

Net increase in cash and equivalents	—	(10)
Cash and equivalents at beginning of the period	—	10
Cash and equivalents at end of the period	$—	$—
Supplemental cash flow information:
Non-cash activities
Forgiveness of related party loan	$—	$26,524

Supplemental cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Exent Corp.
Notes to the Condensed Financial Statements
For the Nine Months Ended September 30, 2021 and 2020

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

GOING CONCERN

The unaudited condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (February 15, 2017) resulting in an accumulated deficit of as of September 30, 2021 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Basic Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common stock during the period. Diluted loss per share gives effect to all dilutive potential common stock outstanding during the period. Dilutive loss per share excludes all potential common stock if their effect is anti-dilutive. There were no dilutive shares outstanding as of September 30, 2021 and December 31, 2020.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expenses for the three and nine months ended September 30, 2021 and 2020.

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

For the three and nine months ended September 30, 2021 and 2020, the Company has not issued any stock-based payments to its employees. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

The Company did not generate any revenue during the three and nine months ended September 30, 2021 and 2020.

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

NOTE 3 – EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. During the three and nine months ended September 30, 2021 and 2020, there was no securities issued.

As of September 30, 2021 and December 31, 2020, the Company had 2,027,000 shares of common stock issued and outstanding.

During the three and nine months ended September 30, 2021, the Company received capital contribution of $13,050 and $52,400, respectively, from its majority stockholder, Weining Zheng, for working capital uses. The capital contribution was recorded in additional paid-in-capital.

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

Since its inception through December 31, 2019, the Company’s former sole officer and director, Marat Asylbekov, loaned the Company an aggregate of $26,524 to pay for incorporation costs and operating expenses. On January 22, 2020, the Company and Mr. Asylbekov entered into a debt forgiveness agreement pursuant to which the former sole officer and director forgave the loan with the principal amount of $26,524 that the Company owed to him. Therefore, the Company recorded a gain of $26,524 in the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2021, the Company received capital contribution of $13,050 and $52,400, respectively, from its majority stockholder, Weining Zheng, for working capital uses.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2021 has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

There was no revenue generated for the three and nine months ended September 30, 2021 and 2020. We did not expect to generate any revenue until our business plan is implemented.

During the three months ended September 30, 2021, we incurred operating expenses of $15,047, which included legal, accounting, audit and filing expenses. The amount is consistent with $17,978 incurred during the same period of 2020.

During the nine months ended September 30, 2021, we incurred operating expenses of $49,291, which is fairly consistent with the $48,035 incurred during the same period of 2020.

During the nine months ended September 30, 2020, we had other expense of $4,623 relating to the write-off of the Company’s property & equipment. There were no other expenses for the nine months ended September 30, 2021 and for the three-month periods ended September, 2020 and 2021.

As a result of the foregoing, our net loss for the three and nine months ended September 30, 2021 was $15,047 and $49,291, respectively, as compared to the net loss of $17,978 and $52,658 for the same periods of 2020.

Liquidity and Capital Resources

As of September 30, 2021, our total liabilities were $6,235 compared to $9,344 at December 31, 2020. Stockholders’ deficit was $6,235 as of September 30, 2021 compared to the stockholders’ deficit of $9,344 as of December 31, 2020.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

For the nine months ended September 30, 2021, net cash flows used in operating activities was $52,400 due to:

●	net loss of $49,291; and
●	decrease in accounts payable of $3,109.

Net cash flows used in operating activities was $49,466 for the same period of 2020 due to:

●	net loss of $52,658;
●	increase in non-cash write-off of fixed assets of $4,623;
●	increase in prepaid expenses of $(4,453);
●	Increase in accounts payable of $3,022.

Cash Flows from Investing Activities

There were no investing activities for the nine months ended September 30, 2021 and 2020.

Cash Flows from Financing Activities

We have financed our operations primarily from either advance from stockholders or financing through the sales of securities. For the nine months ended September 30, 2021, we received capital contributions of $52,400 from our major stockholder for working capital uses. For the same period of 2020, we received capital contributions of $49,456 from our then sole officer and director.

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

Under the supervision of our Certifying Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; (iii) lack of multi-level review and oversight in internal control structure and (iv) lack of independent directors and an audit committee. We will devote resources to remediate these material weaknesses as we grow and such resources required for implementing proper internal controls for financial reporting are available.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and accordingly we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Number	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exent Corp.

Dated: November 15, 2021	By:	/s/ Li Deng
Name: Li Deng
Title: President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)